Form 10-K
period 2020-12-31
Queen's Gambit Growth Capital
filed 2021-03-29
CIK 1836190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-39908

Queen’s Gambit Growth Capital

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1571453
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 Hudson Yards, 44th Floor New York, New York	10001
(Address of Principal Executive Offices)	(Zip code)

(917) 907-4618

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	GMBTU	Nasdaq Capital Market
Class A ordinary shares, par value $0.0001 per share	GMBT	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	GMBTW	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s units, each consisting of one Class A ordinary share and one-third of one warrant, began trading on the Nasdaq Capital Market on January 20, 2021. Prior to that date, the registrant’s units were not traded on any national securities exchange. Commencing on March 15, 2021, holders of the registrant’s units were permitted to elect to separately trade the Class A ordinary shares and public warrants included in the units.

As of March 26, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were outstanding.

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Queen’s Gambit Growth Capital, a blank check company incorporated on December 9, 2020 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Queen’s Gambit Holdings LLC, a Delaware limited liability company. References to “equity-linked securities” are to any securities of the Company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of the Company or such subsidiary, including any securities issued by the Company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of the Company or any of our subsidiaries including any private placement of equity or debt. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Initial Public Offering” refer to our initial public offering, which closed on January 22, 2021 (the “Closing Date”). References to “public shares” are to our Class A ordinary shares sold as part of the units in our Initial Public Offering. References to “public shareholders” are to the holders of our public shares.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of the prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•

the adverse impacts of the coronavirus disease 2019 (“COVID-19”) outbreak and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) on our ability to consummate an initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the Trust Account (as defined and described below) or available to us from interest income on the Trust Account balance;

ii

•	the Trust Account not being subject to claims of third parties; or
•	our financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.	Business.

Introduction

We are a blank check company incorporated on December 9, 2020 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete an initial business combination with any of the target businesses that we have reviewed or with any other target business.

In December 2020, our Sponsor purchased 6,468,750 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Founder Shares” or “Class B ordinary shares”) for $25,000, or approximately $0.004 per share. On January 13, 2021 and January 19, 2021, we effected a share capitalization of 1,437,500 and 718,750 Founder Shares, respectively, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares (up to 1,125,000 shares of which were subject to forfeiture to the extent the underwriters of our Initial Public Offering did not exercise their over-allotment option). On January 22, 2021, the underwriters exercised their over-allotment option in full, and therefore the 1,125,000 shares which were subject to forfeiture are no longer subject to forfeiture. The holders of our Founder Shares prior to our Initial Public Offering are referred to herein as our “initial shareholders.”

On the Closing Date, we consummated our Initial Public Offering of 34,500,000 units (the “Units”), including 4,500,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of approximately $345.0 million. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (“Class A ordinary share”), and one-third of one redeemable warrant. Each whole warrant (a “public warrant”) entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The public warrants will become exercisable on the later of 30 days after the completion of our initial business combination and 12 months from the closing of our Initial Public Offering, and will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation.

On January 22, 2021, simultaneously with the consummation of our Initial Public Offering, we completed the private sale of 5,933,333 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant to our Sponsor, generating gross proceeds to us of approximately $8.9 million. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

Approximately $345.0 million of the net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants has been deposited in a trust account established for the benefit of our public shareholders (the “Trust Account”).

We received gross proceeds from our Initial Public Offering and the sale of the Private Placement Warrants of approximately $345.0 million and $8.9 million, respectively, for an aggregate of approximately $353.9 million. Approximately $345.0 million of the gross proceeds were deposited into the Trust Account. The $345.0 million of net proceeds held in the Trust Account includes approximately $10.0 million of deferred underwriting discounts and commissions that will be released to the underwriters of our Initial Public Offering upon completion of our initial business combination. Of the gross proceeds from our Initial Public Offering and the sale of the Private Placement Warrants that were not deposited in the Trust Account, approximately $5.7 million was used to pay underwriting discounts and commissions in connection with our Initial Public Offering, approximately $91,000 was used to repay loans and advances from our Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

The Class B ordinary shares that we issued prior to the Closing Date will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in our Initial Public Offering in relation to the closing of the initial business combination, the ratio at which our Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all issued and outstanding Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all outstanding ordinary shares upon the completion of our Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the business combination (excluding any ordinary shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination).

On March 12, 2021, we announced that, commencing March 15, 2021, holders of the Units sold in our Initial Public Offering may elect to separately trade the Class A ordinary shares and public warrants included in the Units. The Class A ordinary shares and public warrants that are separated will trade on the Nasdaq Capital Market (the “NASDAQ”) under the symbols “GMBT” and “GMBTW,” respectively. Those Units not separated will continue to trade on the NASDAQ under the symbol “GMBTU.”

Our Company

We are a newly organized blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination”. We intend to focus our search on a target business that provides solutions promoting sustainable development, economic growth and prosperity.

Our founder, Victoria Grace, has formed a team of management, board members and advisory board including Betsy Atkins, Nelda Connors, Brad Jones and Hannah Jones (the “Advisory Board”), who each have decades of experience in one or several of the key areas that we believe are essential to successfully identifying and partnering with the right company for a business combination. Our team includes business executives, professional investors, entrepreneurs and public company board members with a wide range of relevant experience founding, growing and leading companies. Our team has an extensive track record and broad relationships in industry, governmental and non-governmental organizations and the investment community. We believe our 100% female management team and board provide a differentiated network and perspective that strongly positions us to identify, source, negotiate, structure and execute a business combination with an attractive acquisition target.

Our Sponsor is controlled by Ms. Grace and owned by members of our management team and board, our Advisory Board, Agility and certain other individuals. Ms. Grace founded Colle Capital Partners I, LP in December 2015 and through Colle Capital has made investments in a diverse portfolio of 48 companies across the logistics, healthcare, financial technology, marketplace and emerging technology sectors. Colle Capital primarily invests in technical teams disrupting industries or creating their own marketable technological solutions to industry challenges. Colle Capital works with entrepreneurs to streamline operations, capitalize on opportunities and forge new business models, utilizing its global reach and strategic partnerships to help companies grow. Colle Capital has a longstanding commitment to diversity; 44% of Colle Capital’s portfolio companies have diverse founders. We believe diversity provides a differentiated approach that can create opportunities for outsized investor returns.

Agility, one of the world’s top logistics providers, is one of the owners of our Sponsor and is a leader and investor in technology to enhance supply chain efficiency, as well as a pioneer in emerging markets. Agility operates in over 100 countries and has 26,000 employees as of year-end 2019. Colle Capital and Agility are long-standing partners and have invested together in numerous companies, including Hyliion Inc. (NASDAQ: HYLN) (“Hyliion”). Colle Capital led Hyliion’s pre-Series A round of financing and facilitated the introduction to Agility, who signed a pre-launch sales agreement for Hyliion’s Hypertruck ERX system. Agility brings unique capabilities to our Sponsor, including its strategic partnership, investment capital, roster of 60,000+ global customers and the full support of its corporate venture team, Agility Ventures. We intend to leverage the investment professionals on the Agility Ventures team for target evaluation and due diligence.

Management and Board of Directors

Victoria Grace, our Chief Executive Officer and a member of our board of directors, is a founding partner of Colle Capital Partners I, LP, an opportunistic, early stage technology venture fund. Prior to founding Colle Capital, Ms. Grace was a partner at Wall Street Technology Partners LP, a mid-stage technology fund, from November 2000 to February 2014, and a director of Dresdner Kleinwort Wasserstein Private Equity Group from November 2000 to October 2004. In addition, Ms. Grace co-founded, co-managed and served as President of Work It, Mom! LLC, a network site for professional moms with an advertising revenue model from 2007 until its merger with another content company in 2012. She also serves on the board of directors of VNV Global  Ltd., an investment company with a focus on companies with network effects. Ms. Grace has worked with, and made investments in a broad range of companies, including enterprise software, wireless technologies, medical devices, health IT, FinTech, hardware, virtual reality and D2C retail companies. Notable investments that Ms. Grace either led or worked closely with include Apriso (acquired by Dassault Systemes), AZA Group (formerly BitPesa Ltd.), Lon, Inc. (d/b/a Bread) (acquired by Alliance Data Systems Operations), CargoX Ltd., Concourse Global Enrollment, Inc., Health Platforms Inc. (Doctor.com) (acquired by Press Ganey Associates LLC), EnsoData Inc., Hyliion Inc. (NYSE: HYLN), Maven Clinic Co., MaxBone, Inc., MetaStorm Inc. (acquired by OpenText Corporation), Netki, Inc., Numan, Parkside Securities, Inc., QMerit, Inc., Radar, Sensydia Corporation, Skopenow, Inc., Swiftmile, Inc., Syft (acquired by Recruit Holdings Co Ltd., owner of indeed.co.uk) and Vergent Bioscience, Inc. Ms. Grace received her Bachelor of Arts in economics and biochemistry from Washington University in St. Louis in 1997.

Anastasia Nyrkovskaya, our Chief Financial Officer, is currently the Chief Financial Officer of Fortune Media (USA) Corporation (“Fortune Media”), which she joined in April 2019, where she leads all aspects of finance and accounting, board relations, corporate development and multiple new initiatives, including a post-acquisition transition. Prior to joining Fortune Media, she served as Chief Financial Officer and Treasurer of Birchbox Inc., from July 2018 to February 2019, where she oversaw finance and accounting,  business intelligence and human resources, and the Chief Financial Officer of XpresSpa Group, Inc. (NASDAQ: XSPA) from May 2013 to August 2018, where she led finance and accounting functions, including SEC reporting and debt raises in the public markets. Prior to these roles, Mrs. Nyrkovskaya served as Vice President and Assistant Global Controller and Vice President, Corporate Finance and Business Development at NBCUniversal Media, LLC (“NBCUniversal”) from November 2006 to May 2013. While at NBCUniversal, she was the accounting and finance lead on numerous M&A transactions, including the original formation of HULU, LLC, as well as the acquisitions of The Weather Channel and Oxygen Network, among others.  Mrs. Nyrkovskaya started her career in Audit followed by Transaction Services at KPMG, LLP where she worked from September 1998 to November 2006.

We will also draw on the experience of our other board members:

Jennifer Barbetta, one of our independent directors, is the Chief Operating Officer and Senior Managing Director at Starwood Capital Group, a private investment firm with a primary focus on global real estate. Additionally, Ms. Barbetta serves on the board of directors Artisan Partners Asset Management Inc. and is a member of its Nominating and Corporate Governance Committee. Prior to joining Starwood Capital Group in 2019, Ms. Barbetta was a Partner and Managing Director at Goldman Sachs. While at Goldman Sachs from 1995 to 2019, Ms. Barbetta served in a variety of leadership roles, including as Chief Operating Officer and Global Head of Strategic Client Services of Goldman Sachs Asset Management from 2011 to 2016 and Chief Operating Officer of the Alternative Investments and Manager Selection business where she worked from 1997 to 2011. Ms. Barbetta currently serves on the Dean’s Advisory Council for the Villanova School of Business as of 2018 and the Emeritus Board of the Point Foundation as of 2017. Ms. Barbetta received a Bachelor of Science in Finance from Villanova University.

Cheryl Martin, Ph.D, one of our independent directors, is the Founder and Principal of Harwich Partners, LLC, a consulting firm that works with public and private sector entities to design and implement solutions for complex problems, especially those related to energy, sustainability and technology adoption. From March 2016 to November 2018, Dr. Martin  was a member of the Managing Board of the World Economic Forum in Geneva, Switzerland, where she was responsible for a range of industry and innovation initiatives.  Prior to this, Dr. Martin served as Acting Director of the U.S. Department of Energy’s Advanced Research Projects Agency–Energy (“ARPA-E”) from 2013 to 2014. Dr. Martin additionally served as the Deputy Director for Commercialization at ARPA-E from August 2011 to March 2015, where she led the Technology-to-Market program, which helps breakthrough energy technologies succeed in the marketplace. Prior to joining ARPA-E, Dr. Martin was an Executive in Residence with

Kleiner Perkins Caufield and Byers, a venture capital firm based in California from January 2010 to August 2011 and served as the interim Chief Executive Officer of Renmatix, a start-up company focused on renewable materials from March 2010 to August 2010. Dr. Martin also spent 20 years with Rohm and Haas Company, starting her career as a Senior Scientist for the Plastics Additive business and later in the Plastics Additive and Coatings businesses. In 2000, Dr. Martin was named Director, Investor Relations of Rohm and Haas Company, and later Director, Financial Planning. From 2005 to 2009, Dr. Martin was named General Manager of Rohm and Haas Company’s Adhesives and Sealants business in North America and was elected as Corporate Vice President as well as the General Manager for the Paint and Coatings Materials business in Europe, Middle East and Africa. Dr. Martin currently serves as Chair of the board of directors of Sound Agriculture Company as of May 2020. Dr. Martin additionally served as a member of the board of directors of Enbala Power Networks from March 2016 until its acquisition by Generac Power System in October 2020. Dr. Martin currently serves as a member of several non-profit boards of directors, including Philabundance, the greater Philadelphia region’s largest hunger relief organization, rejoining the board in September 2020 after prior board service from 2010 to 2016 as well as Clean Energy Trust and Elemental Excelerator. Dr. Martin earned a Bachelor of Arts in chemistry from the College of the Holy Cross, where she is currently a Trustee, and a Ph.D. in organic chemistry from the Massachusetts Institute of Technology (“MIT”).

Jill Putman, one of our independent directors, is the Chief Financial Officer at Jamf Holding Corp. (“Jamf”) (NASDAQ: JAMF), a comprehensive enterprise management software of the Apple platform. Prior to joining Jamf in 2014, Ms. Putman served as Chief Financial Officer of Kroll Ontrack, a private-equity owned e-discovery firm from July 2011 to May 2014. Prior to her role at Kroll Ontrack, Inc., Ms. Putman was the Divisional Chief Financial Officer and Vice President of Finance at Lifetouch Inc. from 2010 to 2011, where she was responsible for driving strategic planning, controlling and reporting of financial reports, financial planning and analysis and policy development. Ms. Putman also served as Vice President of Finance at McAfee Corp. from 2008 to 2009, and Vice President of Global Finance and Treasurer of Secure Computing Corporation from 1997 until its acquisition by McAfee Corp. in 2008. Prior to joining Secure Computing Corporation, Ms. Putman held several finance positions at Target Corp. (Dayton Hudson Corporation) from 1993 to 1997. Ms. Putman additionally served as an auditor at KPMG LLP, serving in its audit practice, from 1990 to 1993.

Jeannine Sargent, one of our independent directors, serves in investment and advisory roles that are focused on industries ranging from AI-enabled solutions to energy and sustainability, including serving as an Advisor at Breakthrough Energy Ventures as of December 2018, Senior Advisor at Generation Investment Management LLP as of November 2017 and Operating Partner and Senior Advisor at Katalyst Ventures Management LLC, an early-stage technology venture fund as of January 2018. Formerly, she was an EIR/Venture Advisor at Crosslink Capital from 2010 to 2012. From January 2012 to October 2017, Ms. Sargent held multiple leadership roles at Flex Ltd., a leading contract design, engineering and manufacturing company, including President of Innovation and New Ventures and President of Flex’s Energy business. Prior to joining Flex Ltd., Ms. Sargent served as Chief Executive Officer at Oerlikon Solar AG, a thin-film silicon solar photovoltaic module manufacturer, from 2007 to 2010 and Chief Executive Officer of Voyan Technology, an embedded systems software provider from 1996 to 2001. Additionally, Ms. Sargent served as Executive Vice President and General Manager at Veeco from 2004 to 2007. Ms. Sargent currently serves on the board of directors of Synopsys Inc., an electronic design automation company that focuses on silicon design and verification, silicon intellectual property and software security and quality since September 2020, Fortive Corporation since February 2019 and Proterra Inc. since October 2018; as well as a member of the board of trustees of Northeastern University since July 2017. Ms. Sargent previously served as a member of the board of directors at Cypress Semiconductor Corporation from December 2017 to May 2020.

Lone Fonss Schroder, one of our independent directors, serves as the Chief Executive Officer at Concordium AG, the world’s first blockchain with protocol-level identity mechanism, as of February 2019. Ms. Fonss Schroder currently sits on the boards of directors of IKEA Group, Volvo Car Group, Aker Group (comprised of Akastor ASA and Aker Solutions ASA which merged with Kvaerner ASA in November 2020), the CSL Group Inc. and Geely Sweden Holdings. She previously served as Chairman of Saxo Bank A/S from 2014 to 2018, Audit Committee Chairman of Valmet Oy from 2014 to 2018, a member of the Credit & Audit Committee of Handelsbanken AB from 2009 to 2014, a member of the Audit Committee of Vattenfall AB from 2005 to 2012 and a member of the Audit Committee of Yara ASD from 2006 to 2011. Ms. Fonss Schroder co-founded the FinTech company Cashworks, Inc. in 2016, and formerly served as President and Chief Executive Officer of Wallenius Lines from 2005 to 2010. Additionally, Ms. Fonss Schroder spent 22 years at A.P. Moller Maersk, where she held several senior management positions, and founded Maersk Procurement and Star Air where she was responsible for the Car Carriers and Bulk division. She was also a Senior Advisor for Credit Suisse from 2014 to 2018 and a former partner of CMC Biologics A/S (which was acquired by AGC Biologics, Inc. in 2016). Ms. Fonss Schroder received a Masters of Science in Law from the University of Copenhagen in 1987 and a Masters of Science in Economics from the Copenhagen Business School in 1984.

Elizabeth K. Weymouth, one of our independent directors, is the Founder, Managing Partner and Chair of the Investment Committee at Grafine Partners, LP, a boutique alternative asset management firm. Prior to founding Grafine Partners, LP in 2018, Ms. Weymouth served as a Partner at Riverstone Holdings LLC, a private investment firm focused on growth capital investments in the energy industry, from 2007 to 2017, where Ms. Weymouth helped to institutionalize the firm and secured $27 billion of capital from global sources. Before joining Riverstone Holdings LLC, Ms. Weymouth was at J.P. Morgan serving in a variety of roles from 1994 to 2007, including serving as Managing Director at J.P. Morgan Private Bank and Head of Investments for the U.S. Northeast region, as well as serving on the Global Investment Leadership Team and Fiduciary Oversight Committee. Ms. Weymouth additionally served as a member of the firm’s Senior Women’s Leadership Forum and Mentoring Committee. Earlier in her career, Ms. Weymouth worked in London for Willis Corroon, PLC as an Associate in the Oil and Gas Division, negotiating insurance coverage for Fortune 50 energy companies with underwriters. Ms. Weymouth additionally served as Chair of the board of trustees of the University of Virginia Darden School of Business from 2016 to 2019, where she served as the first female chair in their history.

Advisory Board

In addition to our management team and board of directors, we have assembled a highly differentiated Advisory Board of accomplished founders and operators that we believe will help position us as a preferred partner for potential business combination targets. The members of our Advisory Board will assist our management team with sourcing and evaluating business opportunities and devising plans and strategies to optimize any business that we acquire following the consummation of this offering. However, unlike our management team, our senior operating advisors will not be responsible for managing our day-to-day affairs and have no authority to engage in substantive discussions with potential business combination targets on our behalf. Our senior operating advisors are neither paid nor reimbursed for any out-of-pocket expenses.

Betsy Atkins, one of our senior operating advisors, is a serial entrepreneur and the Chief Executive Officer and founder of Baja Corporation, an early stage venture capital firm focused on software, technology, energy and healthcare. Ms. Atkins has co-founded enterprise software companies in multiple industries including energy, healthcare and networking. Ms. Atkins is an expert at scaling companies through their hypergrowth and leading them to successful initial public offerings and acquisitions, including serving as the Chair and Chief Executive Officer of Clear Standards, Inc. the SaaS energy management and sustainability reporting company, from 2009 until 2010, during its acquisition by SAP AG (NYSE: SAP) (“SAP”). Ms. Atkins also co-founded Ascend Communications Inc., a NASDAQ listed company acquired by Lucent-Alcatal Technologies Inc. for $20 billion in 1999. At Baja Corporation, Ms. Atkins has built three early-stage funds investing in enterprise, software, healthcare and energy. Ms. Atkins is a corporate governance expert with an eye for making boards a competitive asset, currently serving on the boards of directors of Wynn Resorts Ltd. (NASDAQ: WYNN), Jamf Holding Corp. (NASDAQ: JAMF), Volvo Car Group and SL Green Realty Corp. (NYSE: SLG). Ms. Atkins's corporate board experience is vast and covers multiple industries including technology, healthcare, hospitality, auto, CPG, manufacturing and logistics. Ms. Atkins' most recent previous directorships include Chairman of SAP from 2010 to 2017, and member of the board of directors of Cognizant Technology Solutions Corporation (NASDAQ: CTSH) from 2017 to 2018, Covetrus, Inc. (NASDAQ: CVET) and its predecessor, Vets First Choice, a pharmaceutical company, from 2016 until 2019, HD Supply Holdings, Inc. (NASDAQ: HDS) from 2013 to 2018, in addition to serving as a member of the supervisory board of Schneider Electric (EPA: SU) from 2011 to 2019. Ms. Atkin's expertise is emphasized by her third published book Be Board Ready: The Secrets to Landing a Board Seat and Being a Great Director. Ms. Atkins brings an operational perspective to corporate governance which focuses on taking friction out of the consumer experience, leveraging broad contemporary knowledge of digital technology to reduce costs and driving efficiency and productivity using AI machine learning analytics to streamline processes, and additionally brings a lens of ESG thought leadership and expertise on operationalizing ESG. Ms. Atkins received her degree from the University of Massachusetts, Amherst.

Nelda J. Connors, one of our senior operating advisors, was the President and Chief Executive Officer of Tyco International’s Electrical and Metal Products division, from 2008 to 2011. She took Tyco International’s Electrical and Metal Products public in 2016 and renamed it to Atkore International (NYSE: ATKR). Prior to that, she was a Senior Executive at Eaton Corporation for six years and Ford Motor Company for four years. Ms. Connors is currently Chairwoman and Chief Executive Officer of Pine Grove Holdings, LLC, a privately-held investment company focused on acquiring small-to-mid-sized businesses with a high engineering component. These investments are primarily focused in power generation, specialty logistics and transportation, SAAS and advanced materials. Ms. Connors brings more than 25 years of technical and operating experience in diversified industrials as an original equipment manufacturer, supplier and distributor. Her recognized expertise has earned her a place on the board of directors of various companies, including Baker Hughes Company, Boston Scientific Corporation and EnerSys Corporation. Ms. Connors has also been appointed an independent outside advisor for the board of directors of Nissan North America Inc. Previously, she served on the boards of directors of Delphi Technologies PLC, Case New Holland Industrial N.V., Echo Global Logistics, Inc., Blount International Inc., Clarcor Corporation, Vesuvius plc, and as a Class B Director of the Federal Reserve Bank of Chicago. Ms. Connors has also served on the Independent Takata Quality Assurance Panel for Takata Corporation. Currently, she serves as a board director for the Robert F. Kennedy Human Rights Foundation and Xavier University of Louisiana. Her awards and recognition include Most Influential Corporate Directors of Women, Inc., Savoy in its Power 300 Most Influential Black Corporate Directors and Black Enterprise Top 75 Powerful Women in Business. Additionally, Chicago United recognized her as one of its Business Leaders of Color, C200 moderator for “Beyond the Glass Ceiling,” awarded Rotary International Japan Fellow.

G. Bradford Jones, one of our senior operating advisors, is a venture capital and real estate investor, a Founding Partner and Advisory Partner of Redpoint Ventures, a venture capital firm focused on investments in seed, early and growth-stage companies, which he co-founded in 1999, and a Venture Partner at Colle Capital Partners I, LP. Mr. Jones has additionally been a Partner of TopTier Wines since 2017. Prior to founding Redpoint Ventures in 1999, Mr. Jones was a General Partner with Brentwood Venture Capital from 1981 to 2020. Mr. Jones has served on the boards of directors of ten public companies funded by Brentwood Venture Capital and Redpoint Ventures, and currently serves on the board of directors of one privately held company as well as on the board of directors of Stamps.com (NASDAQ: STMP).

Hannah Jones, one of our senior operating advisors, is the Founder and President of Nike Valiant Labs, Nike, Inc.’s new business incubator, where she leads a team of entrepreneurs who channel the company’s startup roots to build and pilot new businesses that serve the unmet needs of existing and future customers. Prior to founding Nike Valiant Labs in 2018, Ms. Jones served in several roles at Nike, Inc., including as Chief Sustainability Officer and Vice President of the Innovation Accelerator from 2014 to 2018, as Vice President of Sustainable Business and Innovation from 2012 to 2014, as Vice President of Corporate Responsibility and Labor Compliance from 2004 to 2012 and as Director of Corporate Responsibility, Europe, Middle East and Africa from 1998 to 2004. Before her positions at Nike, Inc., Ms. Jones was a Senior Consultant for FleishmanHillard for Microsoft Corporation from 1992 to 1995. Ms. Jones previously served as a member of the board of directors of People Against Dirty Holdings Limited (Method Soap & Ecover) from 2014 until its acquisition by S.C. Johnson & Son, Inc. in 2017. Ms. Jones currently serves as a Sustainability Advisory Board Member to UCB SA/NV.

Past performance of our management team, board, Advisory Board, Agility and Colle Capital is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management team, board, Advisory Board, Agility or Colle Capital or any related investment’s performance as indicative of our future performance.

Business Strategy

Our business strategy is to identify and complete an initial business combination that generates attractive returns and long-term value for our shareholders. We will seek opportunities where we feel we have a competitive advantage and are best situated to enhance the value of the target after completion of the business combination. We believe our uniquely-structured, female-led management team, board and Advisory Board, combined with the strategic partners affiliated with our Sponsor, will allow us to effectively and efficiently identify, evaluate and execute a business combination with a potential target.

In addition, we are leveraging the networks of Colle Capital and Agility to expand our sourcing capability. Colle Capital’s early-stage private venture capital strategy could be a further source of targets for our business combination to the extent that certain investment opportunities it reviews may not be appropriate for its existing funds and strategy, but may be more suitable for a combination with us. Agility has global relationships with companies and technologies that touch the supply chain and fit within our investment criteria, including: ecommerce enablement, sustainable supply chain, artificial intelligence, big data, blockchain, valuation and technology interests.

Although we may pursue an initial business combination with any business in any industry, we are currently focusing our search for a target business that provides solutions promoting sustainable development, economic growth and prosperity. We have identified several sectors of potential interest, including clean energy, healthcare, financial technology, industrials, mobility and emerging technology. There is a growing focus on environmental, social and governance principles and practices amongst both institutional and retail investors. We believe public market investors have significant appetite for companies and technologies that are driving changes towards a greener planet, greater financial inclusion and wider access to healthcare. Concurrently, there is a large universe of private companies that are creating technologies and opportunities that can drive these changes, and these companies and society will benefit greatly from access to public markets and collaboration with our management team and strategic partners.

Based on the diverse set of relationships of our management team, board, Advisory Board and Sponsor, we have identified several likely industries where we expect these companies exist. While the areas set forth below are representative of our primary areas of focus, this is by no means an exhaustive list.

•

Clean Energy: As renewable energy sources continue to become a larger part of the energy mix, we anticipate significant opportunities arising in grid-scale energy production, storage and distribution, bioenergy technologies, photovoltaics and solar thermal energy production and renewable fuel infrastructure and production.

•

Emerging Technology: There are new and rapidly developing technologies with wide applications and potential disruptions across a range of industries, such as sustainable AI, blockchain, deep learning and automation, agriculture and protein technology that we believe present tremendous opportunity.

•

Mobility: We believe the increased public and regulatory pressure to transition from internal combustion engines toward significantly reduced emissions as well as electric, hydrogen and zero emissions vehicles creates attractive opportunities in electric and autonomous vehicles, last mile delivery, logistics optimization, booking platforms, vehicle charging/fueling infrastructure and similar innovations required for low/zero emissions mobility.

•

Financial Technology (“FinTech”): There are several emerging applications of financial technology that we find attractive, including data management platforms, payment processing, authentication / security technologies and SME/personal finance and lending.

•

Healthcare: We believe that technology advancements alongside increased overall healthcare spending will result in opportunities in data management / analytics, telemedicine and remote care, genomics and diagnostics and drug discovery platforms and technology. We anticipate that these advancements will create more and better patient outcomes and greater demand for technology-enabled health care.

•

Industrials: With the broader global push to reduce greenhouse gas emissions, we believe there will be attractive opportunities in energy efficient infrastructure and building design, data driven operations optimization platforms, green infrastructure and low-emissions supply chain and manufacturing.

We believe that many of the private companies creating disruptive technologies and solutions in these sectors could benefit from access to the public equity markets, along with our management team’s expertise in scaling and optimizing companies.

We intend for gender diversity to play a key role in our business strategy. As such, we will encourage and facilitate our target business to have one or more female board directors.

Acquisition Criteria

Consistent with this business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet these criteria and guidelines. We intend to focus on target businesses that we believe:

•	target large addressable markets;
•	have strong return on investment characteristics underlying a capital efficient business;
•	have a unique and disruptive platform with differentiated technology or product offerings aimed at solving critical challenges in our target areas of focus;
•

are led by an experienced management team and board with a proven track record and complementary capabilities, or are open to leveraging the talent in our network to enhance the existing management team’s strengths;

•	will be well received by public investors and are expected to have good access to the public capital markets;
•	will benefit from our technical and operational expertise, extensive network, market insight and strategic relationships; and
•	are expected to generate attractive risk-adjusted equity returns for our shareholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Initial Business Combination

The NASDAQ listing rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriter fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. Our board will make the determination as to the fair market value of a target business or businesses. If our board is not able to independently determine the fair market value of a target business or businesses, we will obtain a valuation opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

Our amended and restated memorandum and articles of association requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our Sponsor, to approve our initial business combination.

We may pursue an acquisition opportunity jointly with our Sponsor, or one or more affiliates, including Agility, Colle Capital and/or one or more of its portfolio companies, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing shareholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B ordinary shares, issuances or deemed issuances of Class A ordinary shares or equity-

linked securities would result in an adjustment to the ratio at which Class B ordinary shares shall convert into Class A ordinary shares such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all ordinary shares outstanding upon completion of our Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding Class B ordinary shares agreed to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Our Sponsor and its affiliates have no obligation to make any such investment, and may compete with us for potential business combinations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of value test. If the business combination involves more than one target business, the 80% of value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for seeking shareholder approval or for purposes of a tender offer, as applicable.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital allocation experience in evaluating each prospective business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated our Sponsor, our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor, our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our Company from a financial point of view.

Members of our management team and our independent directors own (directly or indirectly) Founder Shares and/or Private Placement Warrants. Accordingly, members of our management team and our board of directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by making a specified future issuance of equity or equity-linked securities to any such entity. Our amended and restated memorandum and articles of association provides that: (i) no individual serving as a director or officer has any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in or in being offered an opportunity to participate in any potential transaction or matter which may be a corporate opportunity for any of our directors or officers on the one hand, and us, on the other hand.

In addition, members of our Sponsor, as well as Colle Capital and its portfolio companies, may sponsor other blank check companies similar to our Company during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is an overlap among the management team. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their ordinary shares in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of the completion of our Initial Public Offering, (B) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (C) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of that year’s second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Effecting our Initial Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and sale of our Private Placement Warrants, our shares, debt or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in the Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed under “Part III, Item 10. Directors and Executive Officers and Corporate Governance”, if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Selection of a Target Business and Structuring of our Initial Business Combination

The NASDAQ listing rules require that we complete one or more business combinations that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding any deferred underwriting fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the NASDAQ’s 80% of net assets test.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors. In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information that will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The Company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered prior to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable share exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under the NASDAQ’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of our Class A ordinary shares then outstanding (other than in a public offering);
•

any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our Sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NASDAQ. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account may be used to purchase public shares or public warrants in such transactions. If they engage in such transactions, such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934 (“Exchange Act”). Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our initial shareholders, Sponsor, directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such purchases of ordinary shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such transactions may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial shareholders, Sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our Sponsor, officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates are subject to restrictions in making purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then-outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts and commissions we will pay to the underwriters of our Initial Public Offering. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares held by them and any public shares held by them in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. Except as required by applicable law or national securities exchange listing requirements, the decision as to whether we will seek shareholder approval of a proposed initial business combination or will allow shareholders to sell their ordinary shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or national securities exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target business in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or national securities exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval at an ordinary resolution under Cayman Islands law. A quorum for such meeting will consist of the holders present in person or by proxy of the Company’s outstanding ordinary shares representing a majority of the voting power of all outstanding shares of the Company entitled to vote at such meeting. Our initial shareholders will count toward this quorum and have agreed to vote their Founder Shares and any public shares purchased during or after our Initial Public Offering in favor of our initial business combination. For purposes of seeking approval of the requisite majority of our outstanding ordinary shares voted, abstentions and non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ Founder Shares, in respect of an ordinary resolution, we would need (i) 12,937,501, or 37.5% (assuming all outstanding shares are voted), (ii) 9,967,501, or 28.9% (assuming all outstanding shares are voted and Agility and Luxor each vote their shares in favor of our initial business combination), (iii) 2,156,251, or 6.25% (assuming only the minimum number of shares representing a quorum are voted) or (iv) 0, or 0.00% (assuming only the minimum number of shares representing a quorum are voted and Agility and Luxor each vote their shares in favor of our initial business combination) of the 34,500,000 public shares sold in our Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved, subject to any higher consent threshold as may be required by Cayman Islands or other applicable law. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of a business combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and
•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NASDAQ listing or Exchange Act registration.

Upon the public announcement of our business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13(d)(3) of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 20% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials (as applicable) mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation or tender offer materials (as applicable) that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the initially scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination set forth in the proxy materials or tender offer documents, as applicable, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 24 months from the closing of our Initial Public Offering to complete our initial business combination. If we are unable to complete our business combination within such 24-month period we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the

Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (net of any taxes payable by us and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire without value to the holder if we fail to complete our initial business combination within the 24-month time period. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial business combination within 24 months from the closing of our Initial Public Offering. However, if our Sponsor, officers or directors acquire public shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. Pursuant to our amended and restated memorandum and articles of association, such an amendment would need to be approved by the affirmative vote of the holders of at least two-thirds of all then-outstanding ordinary shares who attend and vote in a general meeting.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $500,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00 per public share. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00 per public share. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors (other than our independent registered public accountants), service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, less franchise and income taxes payable, except as to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, less franchise and income taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent public accountants), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor is also not liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $500,000 from the proceeds of our Initial Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a winding up petition or a winding up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and a liquidator may determine that such funds should be included in our insolvency estate and subject to the claims of third-party creditors with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a winding up petition or a winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be subject to challenge under applicable debtor/creditor and/or insolvency laws as a “voidable preference.” As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we are unable to complete our initial business combination within 24 months from the closing of our Initial Public Offering, subject to applicable law, (ii) in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a such shareholder redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Limited Payments to Insiders

There will be no finder’s fees, reimbursements or cash payments made by the Company to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our Initial Public Offering and the sale of Private Placement Warrants held in the Trust Account prior to the completion of our initial business combination:

•	repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;
•	reimbursement for office space, utilities, secretarial support and administrative services provided to us by our Sponsor , in an amount equal to $10,000 per month;
•	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and
•

repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Human Capital Management

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process we are in.

Periodic Reporting and Financial Information

We have registered our Units, Class A ordinary shares and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials (as applicable) sent to shareholders. These financial statements may be required to be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), or reconciled to GAAP, or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of the completion of our Initial Public Offering, (B) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (C) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates equals or exceeds $700 million as of that year’s second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter or (ii) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary Risk Factors

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

•

We are a recently formed company with no operating history and no revenues, our management team has no history of operating a blank check company, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
•

The requirement that we complete our initial business combination within 24 months from the time of our Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our initial business combination deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

•

We may not be able to complete our initial business combination within the 24 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

•

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Risks Relating to our Securities

•

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	The NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•

Since only holders of our Founder Shares will have the right to vote on the election of directors prior to our initial business combination, the NASDAQ may consider us to be a “controlled company” within the meaning of the NASDAQ’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.
•	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.
•	We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.
•

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire without value to the holder.

•

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

•

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrant could be converted into cash or shares (at a ratio different than initially provided), the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

•	A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
•

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

•	If you exercise your warrants on a “cashless basis,” you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.
•

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Risks Relating to our Sponsor and Management Team

•	Past performance by our management team, Agility and Colle Capital may not be indicative of future performance of an investment in us.
•	We may seek acquisition opportunities outside of our target industries or sectors (which industries or sectors may or may not be outside of our management’s areas of expertise).

•

Our ability to successfully complete our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

•	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
•

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

•

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

•

Our initial shareholders control the appointment of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they will appoint and remove all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

•	We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.
•

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

General Risk Factors

•

We may issue additional ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a recently formed company with no operating history and no revenues, our management team has no history of operating a blank check company, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company established in the Cayman Islands with no operating results. Because we lack an operating history and our management team has no history of operating a blank check company, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination if the business combination would not require shareholder approval under applicable law or share exchange listing requirements. Except as required by applicable law or share exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please refer to “Part I, Item 1. Business—Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders currently own 20% of our outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved only if we obtain the approval of an ordinary resolution under Cayman Island law, including the approval of the holders of the Founder Shares. As a result, in addition to our initial shareholders’ Founder Shares, in respect of an ordinary resolution, we would need (i) 12,937,501, or 37.5% (assuming all outstanding shares are voted), (ii) 9,967,501, or 28.9% (assuming all outstanding shares are voted and Agility and Luxor each vote their shares in favor of our initial business combination), (iii) 2,156,251, or 6,25% (assuming only the minimum number of shares representing a quorum are voted) or (iv) 0, or 0.00% (assuming only the minimum number of shares representing a quorum are voted and Agility and Luxor each vote their shares in favor of our initial business combination) of the 34,500,000 public shares sold in our Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved, subject to any higher consent threshold as may be required by Cayman Island or other applicable law. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

Affiliates of Agility, related parties, and Luxor collectively purchased 5,940,000 Units in our Initial Public Offering.

There can be no assurance, however, of the amount of equity they will retain, if any, upon the consummation of our initial business combination. If these parties vote the Class A ordinary shares in favor of our initial business combination, the number of votes from other public shareholders that would be required to meet quorum requirements for the meeting and to approve our initial business combination would be reduced to the extent of the Class A ordinary shares voted by Agility and Luxor in favor of our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination.

Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriter fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriter fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting discounts and commissions payable to the underwriters of our Initial Public Offering will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 24 months from the time of our Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that has adversely affected, in the case of COVID-19, and could adversely affect, in the case of future outbreaks of infectious diseases, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We may not be able to complete our initial business combination within the 24 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (net of any taxes payable by us and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, or possibly less, and our warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described herein.

If we seek shareholder approval of our initial business combination, our initial shareholders, Sponsor, directors, officers, advisors or their affiliates may elect to enter into certain transactions, including purchasing shares or public warrants from public shareholders or public warrantholders, which may influence the outcome of a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our Sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NASDAQ. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our initial shareholders, Sponsor, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

In the event that our Sponsor, initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. See “Part I, Item 1. Business—Permitted Purchases of our Securities” for a description of how our Sponsor, directors, officers, advisors or any of their affiliates will select which shareholders or warrantholders to purchase securities from in any private transaction.

Members of our management team, board of directors and Advisory Board have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team, board of directors and Advisory Board have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any such litigation, investigations or other proceedings may divert the attention and resources of our management team, board of directors and Advisory Board away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the redemption of any public shares properly submitted in connection with our completion of an initial business combination (including the release of funds to pay any amounts due to any public shareholders who properly exercise their redemption rights in connection therewith), (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association that would modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering, or (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in our Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination, in conjunction with a shareholder vote or via a tender offer. Target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described herein.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months after the Closing Date, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire without value to the holder.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least 24 months after the Closing Date, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the next 24 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described herein.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months after the Closing Date, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for a business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, only approximately $500,000 is available to us outside the Trust Account to fund our working capital requirements. In the event that such amount is insufficient to fund our search for a target business and to consummate our initial business combination, we may seek additional capital. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or we may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire without value to the holder. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues in relation to a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we intend to focus our search on a target business that provides solutions promoting sustainable development, economic growth and prosperity, we may complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target business that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target business that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash.

In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

We may seek business combination opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA that such initial business combination is fair to our Company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm. However, our shareholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law of the Cayman Islands (the “Companies Law”), we may structure our business combination in a manner that requires shareholders and/or warrantholders to recognize gain or income for tax purposes. We do not intend to make any cash distributions to shareholders or warrantholders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrantholder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of such holder’s shares or warrants.

We will likely effect a business combination with a target company that has business operations outside of the Cayman Islands and, possibly, business operations in multiple jurisdictions, and we may reincorporate in a different jurisdiction in connection therewith (including, but not limited to, the jurisdiction in which the target company or business is located). If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in many jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, and local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition. In addition, shareholders and warrantholders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	our inability to pay dividends on our ordinary shares;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants, $345.5 million is available to complete our business combination and pay related fees and expenses (which includes approximately $10.0 million for payment of deferred underwriting discounts and commissions). Of the $345.5 million, $500,000 will be held outside the Trust Account for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and may give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

In order to effectuate our initial business combination, we may seek to amend our amended and restated memorandum and articles of association or other governing instruments in a manner that will make it easier for us to complete our initial business combination but that our shareholders or warrantholders may not support.

Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (i) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 24 months of the closing of our Initial Public Offering or (ii) with respect to any other provision relating to the rights of holders of Class A ordinary shares or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of our securities, we would register, or seek an exemption from registration for, the affected securities.

In order to effectuate a business combination, we may amend various provisions of our amended and restated memorandum and articles of association and other governing instruments, including the warrant agreement, the underwriting agreement relating to our Initial Public Offering, the letter agreement among us and our Sponsor, officers and directors, and the registration rights agreement among us and our initial shareholders. These agreements contain various provisions that our public shareholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Except in relation to the amended and restated memorandum and articles of association, any such amendments would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or other governing instruments or change our industry focus in order to effectuate our initial business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire without value to the holder. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Other than amendments relating to the appointment or removal of directors prior to our initial business combination (which require the approval of a majority of at least 90% of our ordinary shares voting at a general meeting), the provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provides that any of its provisions (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of a majority of at least 90% of our ordinary shares voting at a general meeting) related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the Private Placement of Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting. Our initial shareholders, who collectively beneficially own 20% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, officers and directors have agreed that they will not propose any amendment to our amended and restated memorandum and articles of association (i) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering or (ii) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then-outstanding public shares. These agreements are contained in the letter agreement, that we have entered into with our Sponsor, officers and directors. Our public shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Our current officers may not remain in their positions following our business combination. We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

If we are unable to consummate our initial business combination within 24 months of the closing of our Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we are unable to consummate our initial business combination within 24 months from the closing of our Initial Public Offering, we will distribute the aggregate amount then on deposit in the Trust Account (net of any taxes payable by us and less up to $100,000 of interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purpose of winding up of our affairs, as further described herein. Any redemption of public shareholders form the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate, the Trust Account and distribute such amount therein, pro rata, to our shareholders as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond the initial 24 months before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

If we pursue a target business with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to special considerations or risks associated with companies operating in an international setting, including any of the following:

•

higher costs and difficulties inherent in executing cross-border transactions, managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;
•	laws governing the manner in which future business combinations may be effected;
•	exchange listing and/or delisting requirements;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	local or regional economic policies and market conditions;
•	unexpected changes in regulatory requirements;
•	longer payment cycles;
•

tax issues including complex withholding or other tax regimes which may apply in connection with our business combination or to our structure following our business combination, variations in tax laws as compared to the United States, and potential changes in the applicable tax laws in the United States and/or relevant non-U.S. jurisdictions;;

•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	underdeveloped or unpredictable legal or regulatory systems;
•	corruption;
•	protection of intellectual property;
•	social unrest, crime, strikes, riots and civil disturbances;
•	regime changes and political upheaval;
•	terrorist attacks, natural disasters and wars;
•	deterioration of political relations with the United States; and
•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in non-U.S. regions fluctuates and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

If we acquire a non-U.S. target, our results of operations may be negatively impacted because of the costs and difficulties inherent in managing cross-border business operations.

We may pursue a target company with operations or opportunities outside of the United States for our initial business combination. Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

In the event we acquire a non-U.S. target, political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

In the event we acquire a non-U.S. target, our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

In the event we acquire a non-U.S. target, foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Our amended and restated memorandum and articles of association requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our Sponsor, to approve our initial business combination, which may have the effect of delaying or preventing a business combination that our public shareholders would consider favorable.

Our amended and restated memorandum and articles of association requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our Sponsor, to approve our initial business combination. Accordingly, it is unlikely that we will be able to enter into an initial business combination unless our Sponsor’s members find the target and the business combination attractive. This may make it more difficult for us to approve and enter into an initial business combination than other blank check companies and could result in us not pursuing an acquisition target or other board or corporate action that our public shareholders would find favorable.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the redemption of any public shares properly submitted in connection with our completion of an initial business combination (including the release of funds to pay any amounts due to any public shareholders who properly exercise their redemption rights in connection therewith), (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) in a manner that would modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, or (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have listed our Units, Class A ordinary shares and warrants on the NASDAQ. Although after giving effect to our Initial Public Offering we met, on a pro forma basis, the minimum initial listing standards set forth in the NASDAQ listing standards, we cannot assure you that our securities will continue to be listed on the NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on the NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we are required to demonstrate compliance with the NASDAQ’s initial listing requirements, which are more rigorous than the NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on the NASDAQ. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NASDAQ delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A ordinary shares and warrants are listed on the NASDAQ, our Units, Class A ordinary shares and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Since only holders of our Founder Shares have the right to vote on the election of directors prior to our initial business combination, the NASDAQ may consider us to be a “controlled company” within the meaning of the NASDAQ’s rules and, as a result, we qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

Only holders of our Founder Shares have the right to vote on the election of directors prior to our initial business combination. As a result, the NASDAQ may consider us to be a “controlled company” within the meaning of the NASDAQ’s rules. Under the NASDAQ corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the NASDAQ rules;
•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	we have independent director oversight of our director nominations.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of NASDAQ, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of NASDAQ’s corporate governance requirements.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement entered into in connection with our Initial Public Offering our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment, and subject where relevant to their fiduciary duties, may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, a liquidator may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby potentially exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a “voidable preference.” As a result, a liquidator could seek to challenge the transaction and recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities”

within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement governing the Trust Account, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; or (iii) the redemption of our public shares if we are unable to complete our business combination within 24 months from the closing of our Initial Public Offering, subject to applicable law. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our Company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine and to imprisonment in the Cayman Islands or both. We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with the NASDAQ corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the NASDAQ. There is no requirement under the Companies Law for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

We did not register the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise its warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire without value to the holder.

We did not register the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file a registration statement under the Securities Act covering such shares. We will use our commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. To exercise warrants on a cashless basis, each holder would pay the exercise price by surrendering the warrants in exchange for a number of Class A ordinary shares equal to the lesser of (i) the quotient obtained by dividing (A) the product of (x) the number of Class A ordinary shares underlying the warrants, and (y) the excess of the “fair market value” (defined below) over the exercise price of the warrants by (B) the fair market value and (ii) the product of the number of warrants surrendered and 0.361 (subject to adjustment). The “fair market value” as used in this paragraph shall mean the average last reported sale price of our Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws, and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire without value to the holder. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A ordinary shares included in the Units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement we entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, we have agreed with, our initial shareholders, to register the Class A ordinary shares into which Founder Shares are convertible, the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, any Class A ordinary shares held or acquired prior to or in connection with our initial business combination and warrants that may be issued upon conversion of working capital loans (“Working Capital Loans”) or the Class A ordinary shares issuable upon exercise of such warrants. Assuming the Founder Shares convert on a one-for-one basis, no warrants are issued upon conversion of Working Capital Loans and our initial shareholders do not hold any Class A ordinary shares or acquire any shares prior to or in connection with our initial business combination, an aggregate of up to 8,625,000 Class A ordinary shares and 5,933,333 Private Placement Warrants are subject to registration under these agreements.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our initial shareholders or their permitted transferees are registered.

We may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrants could be converted into cash or shares (at a ratio different than initially provided), the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement entered into between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants.

Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares (at a ratio different than initially provided), shorten the exercise period or decrease the number of our Class A ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants without value to the holder.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the last reported sales price per Class A ordinary share equals or exceeds $10.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the warrantholders, and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A ordinary shares had your warrants remained outstanding.

None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our business combination.

We issued warrants to purchase 11,500,000 Class A ordinary shares as part of the Units offered in our Initial Public Offering and, simultaneously with the closing of our Initial Public Offering, we issued in a private placement an aggregate of 5,933,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. Our initial shareholders currently own an aggregate of 8,625,000 Founder Shares.

The Founder Shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our Sponsor makes any Working Capital Loans, it may convert those loans into up to an additional 1,000,000 Private Placement Warrants, at the price of $1.50 per Private Placement Warrant. To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these Private Placement Warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our Private Placement Warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each Unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the Units may be worth less than Units of other blank check companies.

Each Unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole warrants will trade. This is different from other blank check companies similar to ours whose units include Class A ordinary shares and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of ordinary shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive business combination for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if they included a warrant to purchase one whole ordinary share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the market value is below $9.20 per Class A ordinary share, then (i) the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the market value and the newly issued price, (ii) the $18.00 redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price and (iii) the $10.00 redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the market value and the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide for a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriter fees and commissions (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their ordinary shares to our Sponsor, officers, directors, Advisory Board or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

If you exercise your warrants on a “cashless basis,” you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the warrants may be required or permitted to be made on a “cashless basis.” If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that our Class A ordinary shares satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. To exercise warrants on a cashless basis, each holder would pay the exercise price by surrendering the warrants in exchange for a number of Class A ordinary shares equal to the lesser of (i) the quotient obtained by dividing (A) the product of (x) the number of Class A ordinary shares underlying the warrants, and (y) the excess of the “fair market value” (defined below) over the exercise price of the warrants by (B) the fair market value and (ii) the product of the number of warrants surrendered and 0.361 (subject to adjustment). The “fair market value” of our Class A ordinary shares as used in this paragraph shall mean the average last reported sale price of our Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. Second, if we call our redeemable warrants for redemption when the price per Class A ordinary share equals or exceeds $10.00, holders who exercise their warrants will receive that number of shares set forth in the table as described in our Registration Statement (as defined herein) under “Description of Securities — Warrants — Public Shareholders’ Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.” As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination within 24 months after the closing of our Initial Public Offering, then we will, among other things, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (net of any taxes payable by us and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Unlike some other similarly structured blank check companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The Founder Shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities convertible or exercisable for Class A ordinary shares are issued or deemed issued in excess of the amounts sold in our Initial Public Offering and related to the closing of our initial business combination, the ratio at which Founder Shares will convert into Class A ordinary shares will be adjusted so that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the sum of our ordinary shares outstanding upon completion of our Initial Public Offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination.

We may be treated as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are treated as a PFIC for any taxable year in which a beneficial owner of our Units, Class A ordinary shares or warrants that, for U.S. federal income tax purposes, is (i) an individual who is a citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to U.S. federal income tax regardless of its source or (iv) a trust (A) the administration of which is subject to the primary supervision of a U.S. court and which has one or more “United States persons” (within the meaning of Section 7701(a)(30) of the Code) who have the authority to control all substantial decisions of the trust or (B) that has made a valid election under applicable U.S. Treasury regulations to be treated as a United States person (a “U.S. Holder”), holds our Class A ordinary shares or warrants (regardless of whether we remain a PFIC for subsequent taxable years), such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years will depend on, among other things, whether we qualify for the PFIC start-up exception, the timing of our business combination, the amount of our passive income and assets in the year of the business combination, and the amount of the acquired business’s passive income and assets. Our actual PFIC status for our current taxable year or any subsequent taxable year will not be determinable until after the end of such taxable year (and, in the case of our start-up year, possibly not until after the close of the second taxable year following our start-up year). We cannot assure you that we will not be a PFIC in our current taxable year or in any future taxable year.

If we determine we are a PFIC for any taxable year, upon written request by a U.S. Holder, we will endeavor to provide to such U.S. Holder such information as the Internal Revenue Service may require, including a PFIC annual information statement, in order to enable such U.S. Holder to make and maintain a “qualified electing fund” (“QEF”) election with respect to its Class A ordinary shares, but there is no assurance that we will timely provide such required information. Furthermore, a U.S. Holder may not make a QEF election with respect to its warrants to acquire our Class A ordinary shares. The rules dealing with PFICs and with the QEF election are very complex and are affected by various factors in addition to those described herein. Accordingly, U.S. investors are strongly urged to consult with their own tax advisors regarding the application of the PFIC rules to them in their particular circumstances.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Relating to our Sponsor and Management Team

Past performance by our management team, Agility and Colle Capital may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team, Agility, Colle Capital and its portfolio companies and any related investment is presented for informational purposes only. Past performance by our management team, Agility, Colle Capital and its portfolio companies and any related investment is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team, Agility or Colle Capital and its portfolio companies or any related investment’s performance as indicative of our future performance or of an investment in us or the returns we will, or are likely to, generate going forward.

We may seek acquisition opportunities outside of our target industries or sectors (which industries or sectors may or may not be outside of our management’s areas of expertise).

Although we intend to focus on identifying business combination candidates that provide for solutions promoting sustainable development, economic growth and prosperity, we will consider a business combination outside of our target industries or sectors if a that such candidate offers an attractive acquisition opportunity for our Company or we are unable to identify a suitable candidate in our target industries or sectors after having expended a reasonable amount of time and effort in an attempt to do so. Although our management team will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of our target industries or sectors, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding our target industries or sectors would not be relevant to an understanding of the business that we elect to acquire. As a result, our management team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Our ability to successfully complete our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business could remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our Company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain of our directors are, and our officers and directors may in the future become, affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is an overlap among the management team. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provides that: (i) no individual serving as a director or an officer has any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any of our directors or officers on the one hand, and us, on the other hand. Please see “Part III, Item 10. Directors, Executive Officers and Corporate Governance” for additional information.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates (including affiliates of our Sponsor and their respective employees) from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of our Sponsor, including Agility, Colle Capital and/or one or more of its portfolio companies. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation of, or participation in, one or more other blank check companies. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, members of our Sponsor and its affiliates, including Agility, Colle Capital and its portfolio companies, are also focused on investments in areas of logistics, healthcare, financial technology, marketplace and emerging technology sectors. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our best interests. If this were the case and the directors fail to act in accordance with their fiduciary duties owed to us as a matter of Cayman Islands law, we may have a claim against such individuals. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement or potential involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” They may also have investments in target businesses. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm that is a member of FINRA or from another independent entity that commonly renders valuation opinions regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Moreover, we may pursue an Affiliated Joint Acquisition opportunity with one or more affiliates of our Sponsor, including Agility, Colle Capital and/or one or more of its portfolio companies. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our Sponsor, officers and directors will lose their entire investment in us if our business combination is not completed (other than with respect to public shares they may acquire during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In December 2020, 6,468,750 Founder Shares were issued to our Sponsor in exchange for the payment of $25,000 in offering expenses on our behalf, or approximately $0.004 per share. On January 13, 2021 and January 19, 2021, we effected a share capitalization of 1,437,500 and 718,750 Founder Shares, respectively, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the Company by the number of Founder Shares issued. The number of Founder Shares issued was determined based on the total size of our Initial Public Offering of 34,500,000 Units, and such that the Founder Shares represent 20% of the outstanding shares. The Founder Shares will be without value to the holder if we do not complete an initial business combination in the prescribed timeframe. In addition, our Sponsor purchased an aggregate of 5,933,333 Private Placement Warrants, each exercisable for one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $8,900,000, or $1.50 per Private Placement Warrant, that are without value to the holder if we do not complete a business combination. The Founder Shares are identical to the Class A ordinary shares, except that only holders of the Founder Shares have the right to vote on the appointment and removal of directors prior to our initial business combination and they are Class B ordinary shares that automatically convert into our Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights. However, the holders have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to redeem any Founder Shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our Initial Public Offering nears, which is the deadline for our completion of an initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Our initial shareholders control the appointment of our board of directors until the consummation of our initial business combination and hold a substantial interest in us. As a result, they may appoint and remove all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own shares representing 20% of our issued and outstanding ordinary shares. In addition, the Founder Shares, all of which are held by our initial shareholders, (i) entitle the holders to appoint and remove all of our directors prior to our initial business combination and (ii) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares), entitle the holders to ten votes for each Class B ordinary share. Holders of our public shares will have no right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the appointment or removal of directors or our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors have any current intention to purchase additional securities at this time. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our initial shareholders, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our business combination.

We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit to any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and our directors will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which they may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Since our Sponsor paid only approximately $0.004 per share for the Founder Shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

In December 2020, our Sponsor purchased an aggregate of 6,468,750 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. On January 13, 2021 and January 19, 2021, we effected a share capitalization of 1,437,500 and 718,750 Founder Shares, respectively, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares. Our officers and directors have a significant economic interest in our Sponsor. As a result, the low acquisition cost of the Founder Shares creates an economic incentive whereby our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value and is unprofitable for public investors.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Walkers, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

General Risk Factors

We may issue additional ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share and 5,000,000 undesignated preferred shares, par value $0.0001 per share. Our Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment and forfeiture as set forth herein, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. There are no preferred shares issued and outstanding. Class B ordinary shares are convertible into our Class A ordinary shares initially at a one-for-one ratio but subject to adjustment as set forth herein.

We may issue a substantial number of additional ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preferred shares:

•	may significantly dilute the equity interest of investors;
•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;
•

could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or warrants.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $700 million as of that year’s second fiscal quarter, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter or (ii) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing our initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at 55 Hudson Yards, 44th Floor, New York, New York 10001, and our telephone number is (917) 907-4618. The cost for our use of this space is included in the $10,000 per month fee we have agreed to pay to our Sponsor for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units began trading on the NASDAQ under the symbol “GMBTU” on January 20, 2021. Commencing on March 15, 2021, holders of the Units could elect to separately trade the Class A ordinary shares and warrants comprising the Units. The Class A ordinary shares and warrants that are separated trade on the NASDAQ under the symbols “GMBT” and “GMBTW,” respectively. Those Units not separated continue to trade on the NASDAQ under the symbol “GMBTU.”

Holders

At March 26, 2021, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares, one holder of record of our warrants and one holder of record of our Private Placement Warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. On January 13, 2021 and January 19, 2021, we effected a share capitalization of 1,437,500 and 718,750 Founder Shares, respectively, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In December 2020, our Sponsor purchased 6,468,750 Founder Shares for $25,000, or approximately $0.004 per share. The Founder Shares will automatically convert into Class A ordinary shares at the time of the initial business combination. On January 13, 2021 and January 19, 2021, we effected a share capitalization of 1,437,500 and 718,750 Class B ordinary shares, respectively, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares (up to 1,125,000 shares of which were subject to forfeiture to the extent the underwriters of our Initial Public Offering did not exercise their over-allotment option). On January 22, 2021, the underwriters exercised their over-allotment option in full, and therefore the 1,125,000 shares which were subject to forfeiture are no longer subject to forfeiture. The Founder Shares were issued in connection with our organization pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the consummation of our Initial Public Offering, our Sponsor purchased from us an aggregate of 5,933,333 Private Placement Warrants (for a purchase price of approximately $8.9 million). Each Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On the Closing Date, we consummated our Initial Public Offering of 34,500,000 Units, including 4,500,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of approximately $345.0 million.

On January 22, 2021, simultaneously with the consummation of our Initial Public Offering, we completed the private sale of 5,933,333 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to our Sponsor, generating gross proceeds to us of approximately $8.9 million.

Barclays Capital Inc. acted as the sole book-running manager and representative for the underwriters for our Initial Public Offering. R. Seelaus & Co., LLC and Siebert Williams Shank & Co., LLC acted as joint co-managers for our Initial Public Offering. The securities sold in our Initial Public Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File Nos. 333-251790 and 333-252243) (collectively, the “Registration Statement”). The SEC declared the Registration Statement effective on January 19, 2021.

From December 9, 2020 (date of inception) through the Closing Date, we incurred approximately $16.2 million for costs and expenses related to our Initial Public Offering. In connection with the closing of our Initial Public Offering, we paid a total of approximately $5.7 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $10.0 million in underwriting discounts and commissions, which amount will be payable upon consummation of the initial business combination. Prior to the closing of our Initial Public Offering, our Sponsor advanced us $300,000 to be used for a portion of the expenses of our Initial Public Offering. On January 28, 2021, a total of $91,000 was repaid to our Sponsor out of the $300,000 of proceeds from our Initial Public Offering that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus filed with the SEC on January 21, 2021.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $10.0 million, which amount will be payable upon consummation of the initial business combination) and offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants were approximately $345.5 million, of which approximately $345.0 million (or $10.00 per Unit sold in our Initial Public Offering) was placed in the Trust Account.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company incorporated on December 9, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, an amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet identified. Our Sponsor is Queen’s Gambit Holdings LLC, a Delaware limited liability company.

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ordinary shares, debt or a combination of cash, equity and debt.

The issuance of additional ordinary shares in an initial business combination:

•

may significantly dilute the equity interest of investors from the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target company, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of December 31, 2020, we had no cash and deferred offering costs of approximately $280,543. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Our registration statement for our Initial Public Offering was declared effective on January 19, 2021. On January 22, 2021, we consummated our Initial Public Offering of 34,500,000 Units, including 4,500,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full.  The Units were sold at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $16.2 million, inclusive of approximately $10.0 million in deferred underwriting commissions.

On January 22, 2021, simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of 5,933,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of $8.9 million.

Upon the closing of the Initial Public Offering and the private placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placement were placed in a Trust Account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

If we are unable to complete an initial business combination within 24 months from the closing of our Initial Public Offering, or January 22, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of issued and outstanding Class A ordinary shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Results of Operations

Our entire activity since December 9, 2020 (inception) through December 31, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from December 9, 2020 (inception) through December 31, 2020, we had a net loss of approximately $12,000, which consisted of entirely general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2020, we had no cash and working capital deficit of approximately $267,000.

Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to cover certain offering expenses on our behalf in exchange for the issuance of Founder Shares, a loan of approximately $68,000 through December 31, 2020 and approximately $91,000 in total prior to the Initial Public Offering from our Sponsor pursuant to the unsecured promissory note (the “Note”), and subsequent to the Initial Public Offering, and the proceeds of approximately $3.2 million from the sale of the Private Placement Warrants not held in the Trust Account. We fully repaid the Note on January 28, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of an initial business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire and structuring, negotiating and consummating the initial business combination.

Related Party Transactions

Founder Shares

On December 9, 2020, our Sponsor paid $25,000, to cover certain offering expenses on our behalf in exchange for issuance of 6,468,750 Founder Shares or approximately $0.004 per share. On January 13, 2021 and January 19, 2021, we effected a share capitalization of 1,437,500 and 718,750 Founder Shares, respectively, resulting in an aggregate of 8,625,000 Founder Shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. Of the 8,625,000 Founder Shares issued and outstanding, up to 1,125,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of our issued and outstanding shares after the Initial Public Offering. On January 22, 2021, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 Founder Shares were no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial business combination or (ii) the date following the completion of the initial business combination on which we complete a liquidation, an amalgamation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, the Founder Shares will be released from the lock-up.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 5,933,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of $8.9 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete an initial business combination within the Combination Period, the Private Placement Warrants will expire without value to the holder. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial business combination.

Sponsor Loan

On December 9, 2020, our Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. This loan was non-interest bearing and due upon the completion of the Initial Public Offering. We borrowed approximately $68,000 through December 31, 2020 and approximately $91,000 in total prior to the Initial Public Offering under the Note. We repaid the Note in full on January 28, 2021.

Working Capital Loans

In order to finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans. If we complete an initial business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per Private Placement Warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, we had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date our securities were first listed on the NASDAQ, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services provided to us. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative support.

Registration and Shareholder Rights

The holders of our Founder Shares, Private Placement Warrants and securities that may be issued upon conversion of the Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement.

These holders were entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase an additional 4,500,000 Units, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 22, 2021, the underwriters fully exercised its over-allotment option.

The underwriters did not receive any underwriting discounts or commissions on the Units purchased by Luxor and Agility in connection with our Initial Public Offering. With respect to the remaining Units offered in the Initial Public Offering, the underwriters were entitled to an underwriting discount of $0.20 per Unit, or $5.7 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or approximately $10.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-15 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current officers and directors are as follows:

Name	Age	Position
Victoria Grace*	46	Chief Executive Officer and Director
Anastasia Nyrkovskaya*	44	Chief Financial Officer
Jennifer Barbetta	48	Independent Director
Cheryl Martin, Ph.D.	58	Independent Director
Jill Putman	53	Independent Director
Jeannine Sargent	57	Independent Director
Lone Fonss Schroder	60	Independent Director
Elizabeth K. Weymouth	53	Independent Director

*	Denotes an executive officer.

Victoria Grace has been our Chief Executive Officer and a member of our board of directors since December 2020. Ms. Grace is a founding partner of Colle Capital Partners I, LP, an opportunistic, early stage technology venture fund. Prior to founding Colle Capital, Ms. Grace was a partner at Wall Street Technology Partners LP, a mid-stage technology fund, from November 2000 to February 2014, and a director of Dresdner Kleinwort Wasserstein Private Equity Group from November 2000 to October 2004. In addition, Ms. Grace co-founded, co-managed and served as President of Work It, Mom! LLC, a network site for professional moms with an advertising revenue model from 2007 until its merger with another content company in 2012. She also serves on the board of directors of VNV Global Ltd., an investment company with a focus on companies with network effects. Ms. Grace has worked with, and made investments in a broad range of companies, including enterprise software, wireless technologies, medical devices, health IT, FinTech, hardware, virtual reality and D2C retail companies. Notable investments that Ms. Grace either led or worked closely with include Apriso (acquired by Dassault Systemes), AZA Group (formerly BitPesa Ltd.), Lon, Inc. (d/b/a Bread) (acquired by Alliance Data Systems Operations), CargoX Ltd., Concourse Global Enrollment, Inc., Health Platforms Inc. (Doctor.com) (acquired by Press Ganey Associates LLC), EnsoData Inc., Hyliion Inc. (NYSE: HYLN), Maven Clinic Co., MaxBone, Inc., MetaStorm Inc. (acquired by OpenText Corporation), Netki, Inc., Numan, Parkside Securities, Inc., QMerit, Inc., Radar, Sensydia Corporation, Skopenow, Inc., Swiftmile, Inc., Syft (acquired by Recruit Holdings Co Ltd., owner of indeed.co.uk) and Vergent Bioscience, Inc. Ms. Grace received her Bachelor of Arts in economics and biochemistry from Washington University in St. Louis in 1997.

Anastasia Nyrkovskaya has been our Chief Financial Officer since December 2020. Ms. Nyrkovskaya is currently the Chief Financial Officer of Fortune Media (USA) Corporation (“Fortune Media”), which she joined in April 2019, where she leads all aspects of finance and accounting, board relations, corporate development and multiple new initiatives, including a post-acquisition transition. Prior to joining Fortune Media, she served as Chief Financial Officer and Treasurer of Birchbox Inc., from July 2018 to February 2019, where she oversaw finance and accounting, business intelligence and human resources, and Chief Financial Officer of XpresSpa Group, Inc. (NASDAQ: XSPA) from May 2013 to August 2018, where she led finance and accounting functions, including SEC reporting and debt raises in the public markets. Prior to these roles, Mrs. Nyrkovskaya served as Vice President and Assistant Global Controller and Vice President, Corporate Finance and Business Development at NBCUniversal Media, LLC (“NBCUniversal”) from November 2006 to May 2013. While at NBCUniversal, she was the accounting and finance lead on numerous M&A transactions, including the original formation of HULU, LLC, as well as the acquisitions of The Weather Channel and Oxygen Network, among others. Mrs. Nyrkovskaya started her career in Audit followed by Transaction Services at KPMG, LLP where she worked from September 1998 to November 2006. Mrs. Nyrkovskaya is a Certified Public Accountant and received an advanced degree in Economics and Business Administration from Moscow State University of Publishing and Printing Arts in 1998.

Jennifer Barbetta, one of our independent directors, is the Chief Operating Officer and Senior Managing Director at Starwood Capital Group, a private investment firm with a primary focus on global real estate. Additionally, Ms. Barbetta currently serves on the board of directors of Artisan Partners Asset Management Inc. and is a member of its Nominating and Corporate Governance Committee. Prior to joining Starwood Capital Group in

2019, Ms. Barbetta was a Partner and Managing Director at Goldman Sachs. While at Goldman Sachs from 1995 to 2019, Ms. Barbetta served in a variety of leadership roles, including as Chief Operating Officer and Global Head of Strategic Client Services of Goldman Sachs Asset Management from 2011 to 2016 and Chief Operating Officer of the Alternative Investments and Manager Selection business where she worked from 1997 to 2011. Ms. Barbetta currently serves on the Dean’s Advisory Council for the Villanova School of Business as of 2018 and the Emeritus Board of the Point Foundation as of 2017. Ms. Barbetta received a Bachelor of Science in Finance from Villanova University.

Cheryl Martin, Ph.D, one of our independent directors, is the Founder and Principal of Harwich Partners, LLC, a consulting firm that works with public and private sector entities to design and implement solutions for complex problems, especially those related to energy, sustainability and technology adoption. From March 2016 to November 2018, Dr. Martin was a member of the Managing Board of the World Economic Forum in Geneva, Switzerland, where she was responsible for a range of industry and innovation initiatives. Prior to this, Dr. Martin served as Acting Director of the U.S. Department of Energy’s Advanced Research Projects Agency–Energy (“ARPA-E”) from 2013 to 2014. Dr. Martin additionally served as the Deputy Director for Commercialization at ARPA-E from August 2011 to March 2015, where she led the Technology-to-Market program, which helps breakthrough energy technologies succeed in the marketplace. Prior to joining ARPA-E, Dr. Martin was an Executive in Residence with Kleiner Perkins Caufield and Byers, a venture capital firm based in California from January 2010 to August 2011 and served as the interim Chief Executive Officer of Renmatix, a start-up company focused on renewable materials from March 2010 to August 2010. Dr. Martin also spent 20 years with Rohm and Haas Company, starting her career as a Senior Scientist for the Plastics Additive business and later in the Plastics Additive and Coatings businesses. In 2000, Dr. Martin was named Director, Investor Relations of Rohm and Haas Company, and later Director, Financial Planning. From 2005 to 2009, Dr. Martin was named General Manager of Rohm and Haas Company’s Adhesives and Sealants business in North America and was elected as Corporate Vice President as well as the General Manager for the Paint and Coatings Materials business in Europe, Middle East and Africa. Dr. Martin currently serves as Chair of the board of directors of Sound Agriculture Company as of May 2020. Dr. Martin additionally served as a member of the board of directors of Enbala Power Networks from March 2016 until its acquisition by Generac Power System in October 2020. Dr. Martin currently serves as a member of several non-profit boards of directors, including Philabundance, the greater Philadelphia region’s largest hunger relief organization, rejoining the board in September 2020 after prior board service from 2010 to 2016 as well as CleanEnergy Trust and Elemental Excelerator. Dr. Martin earned a Bachelor of Arts in chemistry from the College of the Holy Cross, where she is currently a Trustee, and a Ph.D. in organic chemistry from the Massachusetts Institute of Technology.

Jill Putman, one of our independent directors, is the Chief Financial Officer at Jamf Holding Corp. (“Jamf”) (NASDAQ: JAMF), a comprehensive enterprise management software of the Apple platform. Prior to joining Jamf in 2014, Ms. Putman served as Chief Financial Officer of Kroll Ontrack, Inc., a private-equity owned e-discovery firm from July 2011 to May 2014. Prior to her role at Kroll Ontrack, Inc., Ms. Putman was the Divisional Chief Financial Officer and Vice President of Finance at Lifetouch Inc. from 2010 to 2011, where she was responsible for driving strategic planning, controlling and reporting of financial reports, financial planning and analysis and policy development. Ms. Putman also served as Vice President of Finance at McAfee Corp. from 2008 to 2009, and Vice President of Global Finance and Treasurer of Secure Computing Corporation from 1997 until its acquisition by McAfee Corp. in 2008. Prior to joining Secure Computing Corporation, Ms. Putman held several finance positions at Target Corp. (Dayton Hudson Corporation) from 1993 to 1997. Ms. Putman additionally served as an auditor at KPMG LLP, serving in its audit practice, from 1990 to 1993. Ms. Putman received a bachelor’s degree in Accounting and Psychology from Luther College in 1989, an Masters of Business Administration in Finance from the University of St. Thomas – Opus College of Business in 1996 and is an inactive CPA.

Jeannine Sargent, one of our independent directors, currently serves in investment and advisory roles that are focused on industries ranging from AI-enabled solutions to energy and sustainability, including serving as an Advisor at Breakthrough Energy Ventures as of December 2018, Senior Advisor at Generation Investment Management LLP as of November 2017 and Operating Partner and Senior Advisor at Katalyst Ventures Management LLC, an early-stage technology venture fund as of January 2018. Formerly, she was an EIR/Venture Advisor at Crosslink Capital from 2010 to 2012. From January 2012 to October 2017, Ms. Sargent held multiple leadership roles at Flex Ltd., a leading contract design, engineering and manufacturing company, including President of Innovation and New Ventures and President of Flex’s Energy business. Prior to joining Flex Ltd., Ms. Sargent served as Chief Executive Officer at Oerlikon Solar AG, a thin-film silicon solar photovoltaic module manufacturer, from 2007 to 2010 and Chief Executive Officer of Voyan Technology, an embedded systems software provider from 1996 to 2001. Additionally, Ms. Sargent served as Executive Vice President and General Manager at Veeco from 2004 to 2007. Ms. Sargent currently serves on the boards of directors of Synopsys Inc., an electronic design automation company that focuses on silicon design and verification, silicon intellectual property and software security and quality since September 2020, Fortive Corporation since February 2019 and Proterra Inc. since October 2018; as well as a member of the board of trustees of Northeastern University since July 2017. Ms. Sargent previously served as a member of the board of directors at Cypress Semiconductor Corporation from December 2017 to May 2020. Ms. Sargent received a Bachelor of Science, magna cum laude, in Chemical Engineering, from Northeastern University in 1987 and holds certificates from the executive development programs at the Massachusetts Institute of Technology – Sloan School of Management, IMD Business School, Harvard University, Stanford University Graduate School of Business and Stanford Law School, as well as a CERT certificate of cyber risk oversight from the National Association of Corporate Directors in conjunction with Carnegie Mellon University.

Lone Fonss Schroder, one of our independent directors, currently serves as the Chief Executive Officer at Concordium AG, the world’s first blockchain with protocol-level identity mechanism, as of February 2019. Ms. Fonss Schroder currently sits on the boards of directors of IKEA Group, Volvo Car Group, Aker Group (comprised of Akastor ASA and Aker Solutions ASA which merged with Kvaerner ASA in November 2020), the CSL Group Inc. and Geely Sweden Holdings. She previously served as Chairman of Saxo Bank A/S from 2014 to 2018, Audit Committee Chairman of Valmet Oy from 2014 to 2018, a member of the Credit & Audit Committee of Handelsbanken AB from 2009 to 2014, a member of the Audit Committee of Vattenfall AB from 2005 to 2012 and a member of the Audit Committee of Yara ASD from 2006 to 2011. Ms. Fonss Schroder co-founded the fintech company Cashworks, Inc. in 2016, and formerly served as President and Chief Executive Officer of Wallenius Lines from 2005 to 2010. Additionally, Ms. Fonss Schroder spent 22 years at A.P. Moller Maersk, where she held several senior management positions, and founded Maersk Procurement and Star Air where she was responsible for the Car Carriers and Bulk division. She was also a Senior Advisor for Credit Suisse from 2014 to 2018 and a former partner of CMC Biologics A/S (which was acquired by AGC Biologics, Inc. in 2016). Ms. Fonss Schroder received a Masters of Science in Law from the University of Copenhagen in 1987 and a Masters of Science in Economics from the Copenhagen Business School in 1984.

Elizabeth K. Weymouth, one of our independent directors, is the Founder, Managing Partner and Chair of the Investment Committee at Grafine Partners, LP, a boutique alternative asset management firm. Prior to founding Grafine Partners, LP in 2018, Ms. Weymouth served as a Partner at Riverstone Holdings LLC, a private investment firm focused on growth capital investments in the energy industry, from 2007 to 2017, where Ms. Weymouth helped to institutionalize the firm and secured $27 billion of capital from global sources. Before joining Riverstone Holdings LLC, Ms. Weymouth was at J.P. Morgan serving in a variety of roles from 1994 to 2007, including serving as Managing Director at J.P. Morgan Private Bank and Head of Investments for the U.S. Northeast region, as well as serving on the Global Investment Leadership Team and Fiduciary Oversight Committee. Ms. Weymouth additionally served as a member of the firm’s Senior Women’s Leadership Forum and Mentoring Committee. Earlier in her career, Ms. Weymouth worked in London for Willis Corroon, PLC as an Associate in the Oil and Gas Division, negotiating insurance coverage for Fortune 50 energy companies with underwriters. Ms. Weymouth additionally served as Chair of the board of trustees of the University of Virginia Darden School of Business from 2016 to 2019, where she served as the first female chair in their history. Ms. Weymouth earned a Bachelor of Arts from the University of Virginia in 1989 and a Masters of Business Administration from the Darden Graduate School of Business in 1994.

Number and Terms of Office of Officers and Directors

We have seven directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Jen Barbetta and Cheryl Martin, expires at our first annual general meeting. The term of office of the second class of directors, consisting of Jill Putman and Jeannine Sargent, expires at the second annual general meeting. The term of office of the third class of directors, consisting of Lone Fonss Schroder, Elizabeth K. Weymouth and Victoria Grace, expires at the third annual general meeting. We may not hold an annual general meeting until after we consummate our initial business combination.

Holders of our Founder Shares have the right to appoint and remove all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended if approved by a majority of at least 90% of our ordinary shares voting at a general meeting.

Approval of our initial business combination requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our Sponsor.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the board of directors, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NASDAQ and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NASDAQ require that the compensation and nominating and corporate governance committees of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.

Audit Committee

We have an audit committee of the board of directors. Jeannine Sargent, Lone Fonss Schroder and Jill Putman serve as members of our audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described below. Each of Jeannine Sargent, Lone Fonss Schroder and Jill Putman is independent.

Jill Putman serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Jill Putman qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of any independent registered public accounting firm engaged by us;
•	pre-approving all audit and permitted non-audit services to be provided by any independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•	reviewing and discussing with our independent registered public accounting firm all relationships our auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of our independent registered public accounting firm;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•

obtaining and reviewing a report, at least annually, from our independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•

reviewing with management, our independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of the board of directors. Elizabeth K. Weymouth, Jennifer Barbetta and Cheryl Martin serve as members of our compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Elizabeth K. Weymouth, Jennifer Barbetta and Cheryl Martin is independent. Elizabeth K. Weymouth serves as chair of the compensation committee. Our board of directors have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all of our other officers;
•	reviewing on an annual basis our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	if required, producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $10,000 per month administrative fee payable to our Sponsor and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NASDAQ and the SEC.

Nominating and Corporate Governance Committee

Our board of directors has established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Jill Putman, Jeannine Sargent and Cheryl Martin. Cheryl Martin serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the board in:

•

identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

•	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NASDAQ.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the shareholders. The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares do not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to us, we believe that, during the year ended December 31, 2020, our directors, officers and ten percent holders complied with all filing requirements under Section 16(a) of the Exchange Act.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. Copies of our Code of Ethics, audit, compensation, nominating and governance committee charters and corporate governance guidelines are posted on our website, https://queensgambitspac.com. In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at 55 Hudson Yards, 44th Floor, New York, New York 10001 or by telephone at (917) 907-4618. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
•	duty to not improperly fetter the exercise of future discretion;
•	duty to exercise authority for the purpose for which it is conferred;
•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the Company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings. Members of our Sponsor, as well as Colle Capital and its portfolio companies, may compete with us for acquisition opportunities. If they decide to pursue any such opportunity, we may be precluded from procuring such opportunities. Neither members of our Sponsor nor members of our management team who are members of our Sponsor have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member in his or her capacity as an officer of the Company. Each of our officers and directors presently has, and any of our officers and directors in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity before they present such opportunities to us.

Additionally, members of our Sponsor and our officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. Members of our Sponsor, as well as Colle Capital and its portfolio companies, may sponsor other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is an overlap among the management team. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams.

Each of our officers and directors presently has, and any of our officers and directors in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by making a specified future issuance of equity or equity-linked securities to any such entity. Our amended and restated memorandum and articles of association provides that: (i) no individual serving as a director or an officer has any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any of our directors or officers on the one hand, and us, on the other hand. See “Part I, Item 1A. Risk Factors—Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.”

Potential investors should also be aware of the following other potential conflicts of interest:

•

none of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

in the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are then affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

our initial shareholders have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial business combination within 24 months after the closing of our Initial Public Offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account.

•

will be used to fund the redemption of our public shares and the Private Placement Warrants will expire without value to the holder. Furthermore, our initial shareholders have agreed not to transfer, assign or sell any Founder Shares held by them until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, (i) the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination. Since our Sponsor, officers and directors directly or indirectly own ordinary shares and Private Placement Warrants, our Sponsor, officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•

our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or from an independent accounting firm that such initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the Company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, we have agreed to pay an amount equal to $10,000 per month to our Sponsor for office space, utilities, secretarial support and administrative services provided to us.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, we will complete our initial business combination only if a majority of the outstanding shares of ordinary shares voted are voted in favor of the initial business combination. Our initial shareholders have agreed to vote any Founder Shares held by them and any public shares held by them in favor of our initial business combination, and our officers and directors have also agreed to vote any public shares held by them in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.	Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NASDAQ through the earlier of consummation of our initial business combination and our liquidation, we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or, our or their, affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation or tender offer materials (as applicable) furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 26, 2021 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;
•	each of our named executive officers and directors that beneficially owns shares of our ordinary shares; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the public warrants or the Private Placement Warrants.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Share
Five Percent (5%) Holders
Queen’s Gambit Holdings LLC (our Sponsor)(3)	8,625,000	20.0%
Luxor Capital Partners, LP(4)	2,520,000	5.8%
Directors and Named Executive Officers
Victoria Grace(3)	8,625,000(5)	20.0%
Anastasia Nyrkovskaya	―	―
Jennifer Barbetta	―	―
Cheryl Martin, Ph.D.	―	―
Jill Putman	―	―
Jeannine Sargent	―	―
Lone Fonss Schroder	―	―
Elizabeth K. Weymouth	―	―
All directors and executive officers as a group (8 Individuals)	8,625,000(5)	20.0%

*	Less than one percent.
(1)

This table is based on 43,125,000 ordinary shares outstanding at March 26, 2021, of which 34,500,000 were Class A ordinary shares and 8,625,000 were Class B ordinary shares. Unless otherwise noted, the business address of each of the following entities or individuals is 55 Hudson Yards, 44th Floor, New York, NY 10001.

(2)

Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment and forfeiture.

(3)	Queen’s Gambit Holdings LLC is the record holder of the shares reported herein. Victoria Grace is the managing member of Queen’s Gambit Holdings LLC.
(4)

Pursuant to a Schedule 13G filed with the SEC on February 1, 2021, on behalf of Luxor Capital Partners, LP (the “Onshore Fund”), Luxor Capital Partners Offshore Master Fund, LP (the “Offshore Master Fund”), Luxor Capital Partners Offshore, Ltd. (the “Offshore Feeder Fund”), Lugard Road Capital Master Fund, LP (the “Lugard Master Fund”), Luxor Wavefront, LP (the “Wavefront Fund”), Luxor Capital Partners Long, LP (the “Long Fund”), LCG Holdings, LLC (“LCG Holdings”), Lugard Road Capital GP, LLC (“Lugard GP”), Luxor Capital Group, LP (“Luxor Capital Group”), Luxor Management, LLC (“Luxor Management”), Jonathan Green and Christian Leone, the Onshore Fund beneficially owns 154,542 Class A ordinary shares. The Offshore Master Fund beneficially owns 94,344 Class A ordinary shares. The Offshore Feeder Fund, as the owner of a controlling interest in the Offshore Master Fund, may be deemed to beneficially own the Class A ordinary shares beneficially owned by the Offshore Master Fund. The Lugard Master Fund beneficially owns 2,195,053 Class A ordinary shares. The Wavefront Fund beneficially owns 70,841 Class A ordinary shares. The Long Fund beneficially owns 5,220 Class A ordinary shares. LCG Holdings, as the general partner of the Onshore Fund, the Offshore Master Fund, the Wavefront Fund and the Long Fund may be deemed to beneficially own the 324,947 Class A ordinary shares beneficially owned by the Onshore Fund, the Offshore Master Fund, the Wavefront Fund and the Long Fund. Lugard GP, as the general partner of the Lugard Master Fund, may be deemed to beneficially own the 2,195,053 Class A ordinary shares beneficially owned by the Lugard Master Fund. Mr. Green, as a managing member of Lugard GP, may be deemed to beneficially own the 2,195,053 Class A ordinary shares beneficially owned by Lugard GP. Luxor Capital Group, as the investment manager of the Onshore Fund, the Offshore Feeder Fund, the Offshore Master Fund, the Lugard Master Fund, the Wavefront Fund and the Long Fund (collectively, the “Funds”), may be deemed to beneficially own the 2,520,000 Class A ordinary shares beneficially owned by the Funds. Luxor Management, as the general partner of Luxor Capital Group, may be deemed to beneficially own the 2,520,000 Class A ordinary shares beneficially owned by Luxor Capital Group. Mr. Leone, as the managing member of Luxor Management, may be deemed to beneficially own the 2,520,000 Class A ordinary shares beneficially owned by Luxor Management. The principal business address of each of the Onshore Fund, the Wavefront Fund, the Long Fund, Luxor Capital Group, Luxor Management, Lugard GP, LCG Holdings, Mr. Green and Mr. Leone is 1114 Avenue of the Americas, 28th Floor, New York, New York 10036. The principal business address of each of the Offshore Master Fund, the Offshore Feeder Fund and the Lugard Master Fund is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

(5)	These shares represent 100% of the Founder Shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On December 9, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 6,468,750 Founder Shares. On January 13, 2021 and January 19, 2021, the Company effected share dividends with respect to its 1,437,500 and its 718,750 Founder Shares, respectively, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares, respectively, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. The Founder Shares represent 20.0% of the Company’s issued and outstanding shares.

Private Placement Warrants

Our Sponsor purchased an aggregate of 5,933,333 Private Placement Warrants for a purchase price of $1.50 per Private Placement Warrant in a private placement that occurred simultaneously with the closing of our Initial Public Offering. As such, our Sponsor’s interest in this transaction is valued at approximately $8,900,000. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

Conflicts of Interest

As more fully discussed in “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Administrative Services Agreement

On January 19, 2021, we entered into an administrative services agreement with our Sponsor, pursuant to which we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than these monthly fees, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials (as applicable) furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related Party Loans and Advances

Our only source of liquidity prior to the closing of our Initial Public Offering was an initial sale of Founder Shares to our Sponsor. Additionally, our Sponsor advanced us funds totaling approximately $300,000 to cover expenses related to our Initial Public Offering and certain operating expenses. On January 28, 2021, we repaid our Sponsor in full.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except as set forth above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement, dated January 19, 2021, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of these securities, having a value of at least $25 million in the aggregate, are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Director Independence

The NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Ms. Barbetta, Dr. Martin, Ms. Putman, Ms. Sargent, Ms. Schroder and Ms. Weymouth is an “independent director” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services.

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our December 9, 2020 (inception) to December 31, 2020 financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees for WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from December 9, 2020 (inception) through December 31, 2020, and of services rendered in connection with our Initial Public Offering, totaled $83,945.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our period-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the period from December 9, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the period from December 9, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the period from December 9, 2020 (inception) through December 31, 2020.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by our independent registered public accounting firm as provided under the audit committee charter.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description

3.1

Memorandum and Articles of Association of Queen’s Gambit Growth Capital (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-251790) filed with the SEC on December 29, 2020).

3.2

Amended and Restated Memorandum and Articles of Association of Queen’s Gambit Growth Capital (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on January 25, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-251790) filed with the SEC on January 14, 2021).

4.2

Specimen Class A Ordinary Shares Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-251790) filed with the SEC on December 29, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-251790) filed with the SEC on December 29, 2020).

4.4

Warrant Agreement, dated January 19, 2021, by and between Queen’s Gambit Growth Capital and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on January 25, 2021).

4.5*	Description of Securities of Queen’s Gambit Growth Capital.

10.1

Promissory Note, dated December 9, 2020, issued to Queen’s Gambit Holdings LLC by Queen’s Gambit Growth Capital (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-251790) filed with the SEC on December 29, 2020).

10.2

Letter Agreement, dated January 19, 2021, by and among Queen’s Gambit Growth Capital, its officers and directors and Queen’s Gambit Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on January 25, 2021).

10.3

Investment Management Trust Agreement, dated January 19, 2021, by and between Queen’s Gambit Growth Capital and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on January 25, 2021).

10.4

Registration Rights Agreement, dated January 19, 2021, by and among Queen’s Gambit Growth Capital, its officers and directors and Queen’s Gambit Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on January 25, 2021).

Exhibit Number	Description

10.4

Administrative Services Agreement, dated January 19, 2021, by and between Queen’s Gambit Growth Capital and Queen’s Gambit Holdings LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on January 25, 2021).

10.5

Securities Subscription Agreement, dated December 9, 2020, by and between Queen’s Gambit Growth Capital and Queen’s Gambit Holdings LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-251790) filed with the SEC on December 29, 2020).

10.6

Private Placement Warrants Purchase Agreement, dated January 19, 2021, by and between Queen’s Gambit Growth Capital and Queen’s Gambit Holdings LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on January 25, 2021).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on January 25, 2021).

24.1*	Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEEN’S GAMBIT GROWTH CAPITAL

Date: March 29, 2021	By:	/s/ Victoria Grace
Victoria Grace
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victoria Grace and Anastasia Nyrkovskaya, and each or any one of them, her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Victoria Grace	Chief Executive Officer, President and	March 29, 2021
Victoria Grace	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Anastasia Nyrkovskaya	Chief Financial Officer	March 29, 2021
Anastasia Nyrkovskaya	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jennifer Barbetta	Director	March 29, 2021
Jennifer Barbetta

/s/ Cheryl Martin	Director	March 29, 2021
Cheryl Martin

/s/ Jill Putman	Director	March 29, 2021
Jill Putman

/s/ Jeannine Sargent	Director	March 29, 2021
Jeannine Sargent

/s/ Lone Fonss Schroder	Director	March 29, 2021
Lone Fonss Schroder

/s/ Elizabeth K. Weymouth	Director	March 29, 2021
Elizabeth K. Weymouth

QUEEN’S GAMBIT GROWTH CAPITAL

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Queen’s Gambit Growth Capital

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Queen’s Gambit Growth Capital (the “Company”), as of December 31, 2020, the related statement of operations, changes in shareholders’ equity and cash flows for the period from December 9, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from December 9, 2020 (inception) through December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

             March 29, 2021

QUEEN’S GAMBIT GROWTH CAPITAL

BALANCE SHEET

DECEMBER 31, 2020

Assets
Deferred offering costs associated with initial public offering	$ 280,543
Total Assets	$ 280,543

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$ 10,000
Accrued expenses	189,513
Note payable - related party	67,543
Total current and liabilities	267,056

Commitments and Contingencies

Shareholders' Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)(2)	863
Additional paid-in capital	24,137
Accumulated deficit	(11,513)
Total shareholders' equity	13,847
Total Liabilities and Shareholders' Equity	$ 280,543

(1)

This number includes up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 22, 2021, the over-allotment option was fully exercised, thus, these Class B ordinary shares are no longer subject to forfeiture (see Note 4).

(2)

On January 13, 2020 and January 19, 2020, the Company effected a share capitalization of 1,437,500 and 718,750 Class B ordinary shares, respectively, resulting in an aggregate of 8,625,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization (see Note 4 and Note 7).

The accompanying notes are an integral part of these financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM DECEMBER 9, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$ 11,513
Net loss	$ 11,513

Weighted average Class B ordinary shares outstanding, basic and diluted(1)(2)	7,500,000

Basic and diluted net loss per ordinary share	$ (0.00)

(1)

This number excludes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 22, 2021, the over-allotment option was fully exercised, thus, these Class B ordinary shares are no longer subject to forfeiture (see Note 4).

(2)

On January 13, 2020 and January 19, 2020, the Company effected a share capitalization of 1,437,500 and 718,750 Class B ordinary shares, respectively, resulting in an aggregate of 8,625,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization (see Note 4 and Note 7).

The accompanying notes are an integral part of these financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 9, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 9, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(11,513)	(11,513)
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(11,513)	$13,487

(1)

This number includes up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 22, 2021, the over-allotment option was fully exercised, thus, these Class B ordinary shares are no longer subject to forfeiture (see Note 4).

(2)

On January 13, 2020 and January 19, 2020, the Company effected a share capitalization of 1,437,500 and 718,750 Class B ordinary shares, respectively, resulting in an aggregate of 8,625,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization (see Note 4 and Note 7).

The accompanying notes are an integral part of these financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM DECEMBER 9, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(11,513)
Changes in operating assets and liabilities:
Accrued expenses	11,513
Net cash used in operating activities	—

Net change in cash	—

Cash – beginning of the period	—
Cash – ending of the period	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$178,000
Deferred offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$25,000
Offering costs included in accounts payable	$10,000
Offering costs paid by related party under promissory note	$67,543

The accompanying notes are an integral part of these financial statements.

Note 1—Description of Organization, Business Operations and Basis of Presentation

Queen’s Gambit Growth Capital (the “Company”) was incorporated as a Cayman Islands exempted company on December 9, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from December 9, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Queen’s Gambit Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 19, 2021. On January 22, 2021, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $16.2 million, of which approximately $10.0 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,933,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.9 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of its Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion.

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or January 22, 2023, (the “Combination Period”) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity

As of December 31, 2020, the Company had no cash, and a working capital deficit of approximately $267,000.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from Sponsor to cover certain offering expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan of approximately $68,000 through December 31, 2020 and approximately $91,000 in total prior to the Initial Public Offering from the Sponsor pursuant to the Note (see Note 4), and subsequent to the Initial Public Offering, the proceeds of approximately $3.2 million from the consummation of the Private Placement not held in the Trust

Account. The Company repaid the Note in full on January 28, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements”, approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Deferred Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1. Deferred offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering and along with underwriting fees that were charged to shareholders’ equity upon the completion of the Initial Public Offering on January 22, 2021. As of December 31, 2020, the Company incurred approximately $281,000 of deferred offering costs.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Initial Public Offering

On January 22, 2021, the Company consummated its Initial Public Offering of 34,500,000 Units, including 4,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $16.2 million, of which approximately $10.0 million was for deferred underwriting commissions.  Affiliates of Agility Public Warehousing Company K.S.C.P. (“Agility”), related parties, and Luxor Capital Group, LP (“Luxor”) purchased 5,940,000 Units offered in the Initial Public Offering (“Affiliated Units”).

Each Unit consists of one Class A ordinary share, par value $0.0001 per share and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares

On December 9, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering expenses on behalf of the Company in exchange for the issuance of 6,468,750 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On January 13, 2021 and January 19, 2021, the Company effected a share capitalization of 1,437,500 and 718,750 Class B ordinary shares, respectively, resulting in an aggregate of 8,625,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. Up to 1,125,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 22, 2021, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 Founder Shares were no longer subject to forfeiture.

The Initial Shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,933,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.9 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial

Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Initial Shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Sponsor Loan

On December 9, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and due upon the completion of the Initial Public Offering. As of January 22, 2021, the Company borrowed approximately $91,000 under the Note.  The Company repaid the Note in full on January 28, 2021.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date the Company’s securities were first listed on the NASDAQ, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 5—Commitments & Contingencies

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and securities that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement.

These holders were entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 Over-Allotment Units, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 22, 2021, the underwriters fully exercised its over-allotment option.

The underwriters did not receive any underwriting discounts or commissions on the Affiliated Units. With respect to the remaining Units offered in the Initial Public Offering, the underwriters were entitled to an underwriting discount of $0.20 per unit, or $5.7 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $10.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. As of December 31, 2020, there were 8,625,000 Class B ordinary shares issued and outstanding, which reflects the share capitalizations as discussed in Note 4 and Note 7. Of the 8,625,000 Class B ordinary shares issued and outstanding, up to 1,125,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (see Note 4). On January 22, 2021, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 Class B ordinary shares were no longer subject to forfeiture.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis (as adjusted). In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants— As of December 31, 2020, there were no warrants issued or outstanding. The Public Warrants will become exercisable at $11.50 per share on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital-raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, plus interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

Once the warrants become exercisable, the Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, once the warrants become exercisable, the Company may call the warrants for redemption:

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A ordinary shares;

•

if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) on the trading day before the Company sends the notice of redemption to the warrant holders; and

The “fair market value” of the Class A ordinary shares for the above purpose shall mean the volume-weighted average price of the Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. Additionally, in no event will the Company be required to net cash settle any Warrants. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7.   Subsequent Events

On January 13, 2020 and January 19, 2020, the Company effected a share capitalization of 1,437,500 and 718,750 Class B ordinary shares, respectively, resulting in an aggregate of 8,625,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization.

The Company repaid the Note in full on January 28, 2021 (Note 5).

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events, except as noted above in Note 1, 3, 4, 5 and 6, that would have required adjustment or disclosure in the financial statement.