Form 10-Q
period 2021-03-31
Queen's Gambit Growth Capital
filed 2021-06-29
CIK 1836190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-39908

Queen’s Gambit Growth Capital
(Exact Name of Registrant as Specified in its Charter)
Cayman Islands	98-1571453
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

55 Hudson Yards, 44th Floor New York, New York	10001

(Address of Principal Executive Offices)	(Zip Code)

(917) 907-4618
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one warrant	GMBTU	Nasdaq Capital Market
Class A ordinary shares, par value $0.0001 per share	GMBT	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	GMBTW	Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☒ No ☐

As of June 29, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were outstanding.

PART I – INTERIM FINANCIAL INFORMATION

Item 1.	Unaudited Interim Financial Statements

QUEEN’S GAMBIT GROWTH CAPITAL

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash	$1,795,482	$-
Prepaid expenses	969,519	-
Total current assets	2,765,001
Deferred offering costs	-	280,543
Investments held in Trust Account	345,065,648	-
Total Assets	$347,830,649	$280,543

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$350,512	$10,000
Accrued expenses	86,367	189,513
Note payable - related party	-	67,543
Total current liabilities	436,879	267,056
Deferred underwriting commissions	9,996,000	-
Derivative warrant liabilities	29,096,330	-
Total liabilities	39,529,209	267,056

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 30,330,143 shares subject to possible redemption at $10.00 per share	303,301,430	-

Shareholders' Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,169,857 shares issued and outstanding (excluding 30,330,143 shares subject to possible redemption)	417	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	16,034,470	24,137
Accumulated deficit	(11,035,740)	(11,513)
Total shareholders' equity	5,000,010	13,487
Total Liabilities and Shareholders' Equity	$347,830,649	$280,543

See accompanying notes to unaudited condensed financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021
General and administrative expenses	$410,391
Loss from operations	(410,391)
Other income (expense)
Change in fair value of derivative warrant liabilities	(4,139,330)
Financing costs - derivative warrant liabilities	(488,173)
Loss on issuance of private placement warrants	(6,052,000)
Interest earned	19
Investment income from the Trust Account	65,648
Other income (expense)	(10,613,836)
Net Loss	$(11,024,227)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	34,500,000

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.00

Basic and diluted weighted average ordinary shares outstanding, Class B ordinary shares	8,362,500

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(1.33)

See accompanying notes to unaudited condensed financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	-	$-	8,625,000	$863	$24,137	$(11,513)	$13,487
Sale of units in initial public offering, less fair value of derivative warrant liabilities	34,500,000	3,450	-	-	334,991,550	-	334,995,000
Offering costs	-	-	-	-	(15,682,820)	-	(15,682,820)
Shares subject to possible redemption	(30,330,143)	(3,033)	-	-	(303,298,397)	-	(303,301,430)
Net loss	-	-	-	-	-	(11,024,227)	(11,024,227)
Balance - March 31, 2021	4,169,857	$417	8,625,000	$863	$16,034,470	$(11,035,740)	$5,000,010

See accompanying notes to unaudited condensed financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(11,024,227)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	208
Change in the fair value of derivative liabilities	4,139,330
Loss on issuance of prviate placement warrants	6,052,000
Investment income on Trust Account	(65,648)
Financing cost - derivative warrant liabilities	488,173
Changes in operating assets and liabilities:
Prepaid expenses	(969,519)
Accounts payable	294,892
Accrued expenses	(8,256)
Net cash used in operating activities	(1,093,047)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:

Repayment of note payble to related party	(90,786)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(5,920,685)
Net cash provided by financing activities	347,888,529

Net change in cash	1,795,482

Cash - beginning of the period	-
Cash - end of the period	$1,795,482

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable	$45,620
Reversal of offering costs included in accrued expenses	$94,890
Offering costs paid by related party under promissory note	$23,035
Deferred underwriting commissions	$9,996,000
Initial value of Class A ordinary shares subject to possible redemption	$307,772,320
Change in value of Class A ordinary shares subject to possible redemption	$(4,470,890)

See accompanying notes to unaudited condensed financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from December 9, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as described below, and since the Initial Public Offering, the search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

The Company’s sponsor is Queen’s Gambit Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 19, 2021. On January 22, 2021, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares, the “Class A ordinary shares”) included in the Units being offered, (the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $16.2 million, of which approximately $10.0 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 5,933,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.9 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and were invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.8 million in its operating bank account and working capital of approximately $2.3 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 by the Sponsor to cover certain offering expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan of approximately $91,000 in total prior to the Initial Public Offering from the Sponsor pursuant to the Note (see Note 4), and subsequent to the Initial Public Offering, the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. The Company repaid the Note in full on January 28, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K, the final prospectus and the Annual Report on Form 10-K for the year ended December 31, 2020, filed by the Company with the SEC on January 28, 2021, January 21, 2021 and March 29, 2021, respectively.

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Revision of Previously Issued Financial Statements

In April 2021, the Company identified an error in its accounting treatment for both its public and private warrants (collectively, the “Warrants”) as presented in its audited balance sheet as of January 22, 2021, included in its Current Report on Form 8-K. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. The impact of the error correction is reflected in the unaudited condensed financial statements contained herein, which resulted in a $25.0 million increase to the derivative warrant liabilities line item and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item, as well as an increase to additional paid-in capital of $6.5 million and a decrease in accumulated deficit of $6.5 million. There would have been no change to total shareholders’ equity as reported.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the derivative warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021 and December 31, 2020, there were no cash equivalents present.

Concentration of Credit Risk

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of March 31, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income from the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, accounts payable and accrued expenses, and note payable to related party approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

The fair value of the Public Warrants (as defined in Note 3) issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model, and subsequently measured by their listed trading price. The fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model.

Derivative Warrant Liabilities

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

The Company does not use derivative instruments to hedge its exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 11,500,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 5,933,333 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model, and subsequently measured by their listed trading price. The fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.5 million is included in financing cost-derivative warrant liabilities in the unaudited condensed statement of operations and $15.7 million is included in shareholders’ equity.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 30,330,143 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets, respectively.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic loss per ordinary share for the period presented.

The Company’s unaudited condensed statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $66,000 for the three months ended March 31, 2021 by the weighted average number of Class A ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $11.1 million, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Note 4—Related Party Transactions

Founder Shares

On December 9, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering expenses on behalf of the Company in exchange for the issuance of 6,468,750 Class B ordinary shares, par value $0.0001 (“Class B ordinary shares” or “Founder Shares”). On January 13, 2021 and January 19, 2021, the Company effected a share capitalization of 1,437,500 and 718,750 Class B ordinary shares, respectively, resulting in an

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

aggregate of 8,625,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. Up to 1,125,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 22, 2021, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 Founder Shares were no longer subject to forfeiture.

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

Sponsor Loan

On December 9, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and due upon the completion of the Initial Public Offering. As of January 22, 2021, the Company borrowed approximately $91,000 under the Note.  The Company repaid the Note in full on January 28, 2021. As of December 31, 2020, there was an outstanding balance of approximately $68,000. As of March 31, 2021, there was no balance outstanding.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Commencing on the date the Company’s securities were first listed on the NASDAQ, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company would cease paying these monthly fees. On June 21, 2021, the Company entered into an amended letter agreement (the “Amended Administrative Support Agreement”), by and between the Company and the Sponsor, to confirm the agreement of the Company and the Sponsor that, to the extent requested by the Company, the Sponsor shall make available to the Company certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company, and, upon the Sponsor’s request and provision of documentation evidencing the reasonable amounts incurred to provide such office space or support, the Company shall reimburse the Sponsor for such amounts in cash, provided that such reimbursement shall not exceed $240,000 in the aggregate. As of March 31, 2021 and December 31, 2020, the Company incurred $0 for administrative support.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 Over-Allotment Units, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 22, 2021, the underwriters fully exercised their over-allotment option.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Derivative Warrant Liabilities

The Company issued 11,500,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 5,933,333 Private Placement Warrants.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00

Once the warrants become exercisable, the Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

•	in whole and not in part;

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00

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

Note 7—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share.      As of March 31, 2021 there was 34,500,000 Class A ordinary shares issued and outstanding including 30,330,143 ordinary shares subject to possible redemption. As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. 8,625,000 Class B ordinary shares issued and outstanding, which reflects the share capitalizations as discussed in Note 4 and Note 9. Of the 8,625,000 Class B ordinary shares issued and outstanding, up to 1,125,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (see Note 4). On January 22, 2021, the underwriters

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

fully exercised the over-allotment option; thus, these 1,125,000 Class B ordinary shares were no longer subject to forfeiture. As a result, as of March 31, 2021 and December 31, 2020, there was 8,625,000 Class B ordinary shares outstanding.

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

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2020.

March 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treaury Securities (1)	$345,065,648	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$12,305,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$16,791,330

(1) Includes $2,550 in cash.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. As of January 1, 2021, the estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as the Public Warrants were separately listed and traded in March 2021. The estimated fair values of investments held in the Trust Account are determined using available market information.

Level 1 instruments include investments in mutual funds invested in government securities and the Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Public Warrants have been measured based on the listed market price of such warrants, a Level 1 measurement, as of March 31, 2021. The fair

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

value of the Private Warrants was initially and subsequently estimated using a modified Black-Scholes Model. For the three months ended March 31, 2021, the Company recognized income to the statement of operations resulting from a change in the fair value of liabilities of $4.1 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs and inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a Monte Carlo simulation model and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	At Issuance - January 22, 2021	As of March 31, 2021
Volatility - Public Warrants, Private Warrants	15%, 34%	NA, 37%
Stock price	$9.71	$9.70
Years to expected Business Combination	6.5	6.31
Risk-free rate	0.69%	1.23%
Dividend yield	0.0%	0.0%

The change in the fair value of derivative warrant liabilities measured with Level 3 inputs for the period for the three months ended March 31, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$-
Issuance of Public and Private Warrants	24,957,000
Transfer of Public Warrants out of Level 3 to Level 1	(10,005,000)
Change in fair value of derivative warrant liabilities - Level 3	1,839,330
Level 3 - Derivative warrant liabilities at March 31, 2021	$16,791,330

Note 9—Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the condensed financial statements were issued. Based upon this review, other than as disclosed in Note 2 and Note 4, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our” or the “Company” are to Queen’s Gambit Growth Capital, except where the context requires otherwise. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes thereto included in Item 1. Financial Statements located elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report on Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization with one or more businesses or entities (the “Business Combination”). The registration statement for our initial public offering was declared effective on January 19, 2021 (the “Initial Public Offering”). On January 22, 2021 (the “IPO Closing Date”), we consummated our Initial Public Offering of 34,500,000 units (the “Units”), including 4,500,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $345,000,000.

Simultaneously with the consummation of the Initial Public Offering, our Company and Queen’s Gambit Holdings LLC, a Delaware limited liability company (our “Sponsor”) consummated the private placement (the “Private Placement”) of 5,933,333 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (for a purchase price of approximately $8,900,000), generating gross proceeds to us of approximately $8,900,000.

Approximately $345,000,000 of the net proceeds from the Initial Public Offering and the Private Placement with our Sponsor has been deposited in a trust account established for the benefit of our public shareholders (the “Trust Account”). The net proceeds from the Initial Public Offering and the Private Placement of Private Placement Warrants held in the Trust Account have been invested solely in U.S. government securities having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations.

We are currently in the process of locating suitable targets for an initial Business Combination. We intend to effectuate an initial Business Combination using cash from the proceeds of the Initial Public Offering, the Private Placement of our Private Placement Warrants, our shares, debt or a combination of our cash, shares and debt. We are pursuing acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive agreement with respect to any initial Business Combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

If we are unable to complete our Business Combination within 24 months we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes (net of any taxes payable by us and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue. Our entire activity since December 9, 2020 (inception) through the IPO Closing Date related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of investment income on our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the three months ended March 31, 2021, we had a net loss of approximately $11.1 million which consisted of approximately $6.1 million of loss on issuance of Private Placement Warrant liabilities, approximately $4.1 million in change in fair value of derivative warrant liabilities, approximately $488,000 of financing costs – derivative warrant liabilities, and approximately $410,000 of general and administrative expenses, partly offset by approximately $66,000 in investment income on the Trust Account.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial sale of our Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” or “Founder Shares”), to our Sponsor.

On the IPO Closing Date, we consummated our Initial Public Offering of 34,500,000 Units, including 4,500,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of approximately $345,000,000. On January 22, 2021, simultaneously with the consummation of our Initial Public Offering, we completed the private sale of 5,933,333 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to our Sponsor, generating gross proceeds to us of approximately $8,900,000. Approximately $345,000,000 of the net proceeds from the Initial Public Offering and the Private Placement with our Sponsor has been deposited in the Trust Account. The $345,000,000 of net proceeds held in the Trust Account includes approximately $10,000,000 of deferred underwriting discounts and commissions that will be released to the underwriters of the Initial Public Offering upon completion of our initial Business Combination. Of the gross proceeds from the Initial Public Offering and the Private Placement with our Sponsor that were not deposited in the Trust Account, $5,700,000 was used to pay underwriting discounts and commissions in the Initial Public Offering, $91,000 was used to repay advances from our Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

As of March 31, 2021, we had approximately $1.8 million in our operating bank account and working capital of approximately $2.3 million.

Through March 31, 2021, our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to cover certain offering expenses on our behalf in exchange for the issuance of Founder Shares, a loan of approximately $91,000 in total prior to the Initial Public Offering from our Sponsor pursuant to an unsecured promissory note (the “Note”), and subsequent to the Initial Public Offering, and the net proceeds from the sale of the consummation of the Initial Public Offering and the Private Placement Warrants held outside of the Trust Account. We fully repaid the Note on January 28, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans (the “Working Capital Loans”). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Contractual Obligations

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

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 Over-Allotment Units, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 22, 2021, the underwriters fully exercised their over-allotment option.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income from the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 30,330,143 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (loss) Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic loss per ordinary share for the period presented.

Our unaudited condensed statement of operations includes a presentation of income (loss) per common share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $66,000 for the three months ended March 31, 2021 by the weighted average number of Class A ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $11.1 million, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including its warrants to purchase ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 11,500,000 public warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,933,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants. The fair value of the Private Warrants has been estimated initially and subsequently using a modified version of the Black-Scholes option pricing model.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2021.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Pronouncements

      In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not impact the our financial position, results of operations or cash flows.

     We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 29, 2021 (the “2020 Annual Report”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A. “Risk Factors” in the 2020 Annual Report, except as described below.

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”), which focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. We reevaluated the accounting treatment of our Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value for each period reported in earnings.

As a result, included on our balance sheet as of March 31, 2021 are derivative liabilities related to the embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result a material adverse effect on our ability to consummate an initial Business Combination.

Following the issuance of the SEC Staff Statement, management identified a material weakness in our internal control over financial reporting related to the accounting for the warrants issued in connection with our Initial Public Offering. Our internal control over financial reporting did not result in the proper accounting classification of the warrants, which, due to its impact on our financial statements, we determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Any failure to maintain internal control over our financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could delay or disrupt our efforts to consummate an initial Business Combination. If our financial statements are not filed on a timely basis, we may also be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our ability to consummate an initial business combination. We have expanded and improved our review process for complex securities and related accounting standards and continue to evaluate other steps to remediate the material weakness.

In addition, as a result of such material weakness, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial Business Combination.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

In December 2020, our Sponsor purchased 6,468,750 Founder Shares for $25,000, or approximately $0.004 per share. The Founder Shares will automatically convert into our Class A ordinary shares at the time of the initial Business Combination. On January 13, 2021 and January 19, 2021, we effected a share capitalization of 1,437,500 and 718,750 Class B ordinary shares, respectively, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares. On January 22, 2021, the underwriters exercised their over-allotment option in full, and therefore the 1,125,000 shares which were subject to forfeiture are no longer subject to forfeiture. The Founder Shares were issued in connection with our organization pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the consummation of the Initial Public Offering, our Sponsor purchased from the Company an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant (for a purchase price of approximately $8,900,000). Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A ordinary shares at an exercise price of $11.50 per share. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On the IPO Closing Date, we consummated the Initial Public Offering of 34,500,000 Units, including 4,500,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $345,000,000.

On January 22, 2021, simultaneously with the consummation of the Initial Public Offering, we completed the private sale of 5,933,333 Private Placement Warrants at a purchase price of $1.50 per Warrant to our Sponsor, generating gross proceeds to us of approximately $8,900,000.

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

From December 9, 2020 (inception) through January 22, 2021 (the IPO Closing Date), we incurred approximately $16,200,000 for costs and expenses related to the Initial Public Offering. In connection with the closing of the Initial Public Offering, we paid a total of $5,700,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $10,000,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination. Prior to the closing of the Initial Public Offering, an affiliate of our Sponsor loaned us up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. On January 28, 2021, a total of $91,000 was repaid to our Sponsor out of the $300,000 that was available for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus filed with the SEC on January 21, 2021.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $10,000,000, which amount will be payable upon consummation of the initial Business Combination) and offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants were $345,000,000 (or $10.00 per Unit sold in the Initial Public Offering) which was placed in the Trust Account.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
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

10.6

Securities Subscription Agreement, dated December 9, 2020, by and between Queen’s Gambit Growth Capital and Queen’s Gambit Holdings LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-251790) filed with the SEC on December 29, 2020).

Exhibit Number	Description
10.7

Private Placement Warrants Purchase Agreement, dated January 19, 2021, by and between Queen’s Gambit Growth Capital and Queen’s Gambit Holdings LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on January 25, 2021).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on January 25, 2021).

10.9*	Amended Administrative Support Agreement, dated June 21, 2021, by and between Queen’s Gambit Growth Capital and Queen’s Gambit Holdings LLC.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the XBRL document and included in Exhibit 101).

___________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEEN’S GAMBIT GROWTH CAPITAL

By:	/s/ Victoria Grace
Name:	Victoria Grace
Title:	Chief Executive Officer

Date: June 29, 2021