Form 10-Q
period 2021-06-30
Queen's Gambit Growth Capital
filed 2021-08-16
CIK 1836190

f

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Yes ☒ No ☐

As of August 16, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

PART I – CONDENSED FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

QUEEN’S GAMBIT GROWTH CAPITAL

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash	$1,543,121	$-
Prepaid expenses	818,221	-
Total current assets	2,361,342	-
Deferred offering costs	-	280,543
Investments held in Trust Account	345,074,630	-
Total Assets	$347,435,972	$280,543

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$174,313	$10,000
Accrued expenses	1,067,418	189,513
Note payable - related party	-	67,543
Total current liabilities	1,241,731	267,056
Deferred underwriting commissions	9,996,000	-
Derivative warrant liabilities	29,658,800	-
Total liabilities	40,896,531	267,056

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 30,153,944 shares subject to possible redemption at $10.00 per share; none subject to redemption as of December 31, 2020	301,539,440	-

Shareholders' Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,346,056 shares issued and outstanding (excluding 30,153,944 shares subject to possible redemption) as of June 30, 2021, and 0 shares issued and outstanding as of December 31, 2020	435	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	17,796,443	24,137
Accumulated deficit	(12,797,740)	(11,513)
Total shareholders' equity	5,000,001	13,487
Total Liabilities and Shareholders' Equity	$347,435,972	$280,543

See accompanying notes to unaudited condensed financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$1,208,555	$1,618,946
Loss from operations	(1,208,555)	(1,618,946)

Other Income (expenses)
Change in fair value of derivative warrant liabilities	(562,470)	(4,701,800)
Financing costs - derivative warrant liabilities	-	(488,173)
Loss on issuance of private placement warrants	-	(6,052,000)
Interest Income	43	62
Income from investments held in the Trust Account	8,982	74,630
Net loss	$(1,762,000)	$(12,786,227)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	34,500,000	34,500,000

Basic and diluted net income (loss) per ordinary share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average ordinary shares outstanding, Class B ordinary shares	8,625,000	8,494,475

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.21)	$(1.51)

See accompanying notes to unaudited condensed financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(11,513)	$13,487
Sale of units in initial public offering, less fair value of derivative warrant liabilities	34,500,000	3,450	-	-	334,991,550	-	334,995,000
Offering costs	-	-	-	-	(15,682,820)	-	(15,682,820)
Shares subject to possible redemption	(30,330,143)	(3,033)	-	-	(303,298,397)	-	(303,301,430)
Net loss	-	-	-	-	-	(11,024,227)	(11,024,227)
Balance - March 31, 2021 (unaudited)	4,169,857	$417	8,625,000	$863	$16,034,470	$(11,035,740)	$5,000,010
Shares subject to possible redemption	176,199	18	-	-	1,761,973	-	1,761,991
Net loss	-	-	-	-	-	(1,762,000)	(1,762,000)
Balance - June 30, 2021 (unaudited)	4,346,056	$435	8,625,000	$863	$17,796,443	$(12,797,740)	$5,000,001

See accompanying notes to unaudited condensed financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(12,786,227)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	209
Change in the fair value of derivative liabilities	4,701,800
Loss on issuance of private placement warrants	6,052,000
Income from investments held in the Trust Account	(74,630)
Financing cost - derivative warrant liabilities	488,173
Changes in operating assets and liabilities:
Prepaid expenses	(818,221)
Accounts payable	211,313
Accrued expenses	948,905
Net cash used in operating activities	$(1,276,678)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	$(345,000,000)

Cash Flows from Financing Activities:

Repayment of note payable to related party	(90,786)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(5,989,415)
Net cash provided by financing activities	$347,819,799

Net change in cash	1,543,121

Cash - beginning of the period	-
Cash - end of the period	$1,543,121

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$23,034
Deferred underwriting commissions	$9,996,000
Initial value of Class A ordinary shares subject to possible redemption	$307,772,320
Change in value of Class A ordinary shares subject to possible redemption	$(4,470,890)

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 9, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as described below, and since the Initial Public Offering, the search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity on the condensed balance sheets in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

On July 28, 2021, the Company announced a merger with Swvl Inc., a Dubai-based provider of transformative mass transit, and shared mobility solutions. The Company’s proprietary mobility solutions, powered by cutting-edge technology, are helping to solve mass transit supply and demand challenges in complex, emerging markets- empowering massively underserved communities with transportation solutions that are reliable, convenient, safe, and affordable. The deal is valued at approximately $1.5 billion (see Note 9).

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.5 million in its operating bank account and working capital of approximately $1.1 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 by the Sponsor to cover certain offering expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan of approximately $91,000 in total prior to the Initial Public Offering from the Sponsor pursuant to the Note (see Note 4), and subsequent to the Initial Public Offering, the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. The Company repaid the Note in full on January 28, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Annual Report on Form 10-K for the year ended December 31, 2020, filed by the Company with the SEC on January 21, 2021 and March 29, 2021, respectively.

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

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, there were no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

Fair Value of Financial Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

   The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model, and subsequently measured by their listed trading price. The initial and subsequent fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.5 million is included in financing cost-derivative warrant liabilities in the unaudited condensed statement of operations and $15.7 million is included in shareholders’ equity. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 30,153,944 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets, respectively.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the income from investments held in the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive as the exercise price of the warrants is in excess of the average ordinary share price for the period.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income from investments held in Trust Account	$8,982	$74,630
Less: Company's portion available to be withdrawn to pay taxes	-	-
Net income attributable to Class A ordinary shares	$8,982	$74,630
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	34,500,000	34,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares
Net income (loss)	$(1,762,000)	$(12,786,227)
Net income attributable to Class A ordinary shares	8,982	74,630
Net income (loss) attributable to Class B ordinary shares	$(1,770,982)	$(12,860,857)
Denominator: Weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,625,000	8,494,475
Basic and diluted net loss per share, Class B ordinary shares	$(0.21)	$(1.51)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. The Company elected the modified retrospective method for transition. Adoption of the ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3—Initial Public Offering

On January 22, 2021, the Company consummated its Initial Public Offering of 34,500,000 Units, including 4,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $16.2 million, of which approximately $10.0 million was for deferred underwriting commissions.  Affiliates of Agility Public Warehousing Company K.S.C.P. (“Agility”), related parties, and Luxor Capital Group, LP purchased 5,940,000 Units offered in the Initial Public Offering (“Affiliated Units”).

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

The Initial Shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Sponsor Loan

On December 9, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and due upon the completion of the Initial Public Offering. As of December 31, 2020, there was an outstanding balance of approximately $68,000. The Company borrowed approximately $91,000 under the Note and repaid the Note in full on January 28, 2021. Subsequent to the repayment, the facility was no longer available to the Company .

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date the Company’s securities were first listed on the NASDAQ, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company would cease paying these monthly fees. On June 21, 2021, the Company entered into an amended letter agreement (the “Amended Administrative Support Agreement”), by and between the Company and the Sponsor, to confirm the agreement of the Company and the Sponsor that, to the extent requested by the Company, the Sponsor shall make available to the Company certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company, and, upon the Sponsor’s request and provision of documentation evidencing the reasonable amounts incurred to provide such office space or support, the Company shall reimburse the Sponsor for such amounts in cash, provided that such reimbursement shall not exceed $240,000 in the aggregate. As of June 30, 2021 and December 31, 2020, the Company incurred $0 for administrative support.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

Redemption of warrants when the price per share of Class A Ordinary Shares equals or exceeds $18.00

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

Redemption of warrants when the price per share of Class A Ordinary Shares equals or exceeds $10.00

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

Note 7—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share.      As of June 30, 2021 there was 34,500,000 Class A ordinary shares issued and outstanding including 30,153,944 ordinary shares subject to possible redemption. As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. As of December 31, 2020, 8,625,000 Class B ordinary shares were issued and outstanding, which reflected the share capitalizations as discussed in Note 4 and Note 9. Of the 8,625,000 Class B ordinary shares issued and outstanding, up to 1,125,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (see Note 4). On January 22, 2021, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 Class B ordinary shares were no longer subject to forfeiture. As a result, as of June 30, 2021 and December 31, 2020, there were 8,625,000  Class B ordinary shares outstanding, with 0 and 1,125,000 subject to forfeiture, respectively.

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

Note 8—Fair Value Measurements

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2020.

June 30, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	$345,074,630	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$11,675,800	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$17,983,000	$-

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

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Public Warrants have been measured based on the listed market price of such warrants, a Level 1 measurement, as of June 30, 2021. The fair value of the Private Warrants was initially and subsequently estimated using a modified Black-Scholes Model, as of June 30, 2021. For the three and six months ended June 30, 2021, the Company recognized a loss of $0.6 million and $4.7 million, respectively, resulting from an increase in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of June 30, 2021
Volatility	36.4%
Stock price	$9.72
Years to expected Business Combination	6.06
Risk-free rate	1.05%
Dividend yield	0.0%

The change in the fair value of derivative warrant liabilities measured with Level 3 inputs for the period for the three and six months ended June 30, 2021 is summarized as follows:

Level 3 - Derivative Warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	24,957,000
Transfer of Public Warrants out of Level 3 to Level 1	(10,005,000)
Change in fair value of derivative warrant liabilities - Level 3	1,839,330
Derivative Warrant liabilities at March 31, 2021 - Level 3	$16,791,330
Change in fair value of derivative warrant liabilities - Level 3	1,191,670
Level 3 -Derivative Warrant liabilities at June 30, 2021	$17,983,000

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date unaudited condensed financial statements were issued. Based on this evaluation, the Company identified the following subsequent event for disclosure.

On July 28, 2021, the Company (“SPAC”), Swvl Inc., a British Virgin Islands business company limited by shares incorporated under the laws of the British Virgin Islands (“Swvl”), Pivotal Holdings Corp, a British Virgin Islands business company limited by shares incorporated under the laws of the British Virgin Islands and wholly owned subsidiary of Swvl (“Holdings”), Pivotal Merger Sub Company I, a Cayman Islands exempted company with limited liability and wholly owned subsidiary of Holdings (“Cayman Merger Sub”), and Pivotal Merger Sub Company II Limited, a British Virgin Islands business company limited by shares incorporated under the laws of the British Virgin Islands and wholly owned subsidiary of SPAC (“BVI Merger Sub”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which, among other things, (a) in accordance with the Cayman Islands Companies Act (As Revised) (the “Cayman Companies Act”), SPAC will merge with and into Cayman Merger Sub (the “SPAC Merger”), with Cayman Merger Sub surviving the SPAC Merger (Cayman Merger Sub, in its capacity as the surviving company of the SPAC Merger, is sometimes referred to herein as, and from and after the SPAC Merger shall mean, the “SPAC Surviving Company”) and becoming the sole owner of all of the issued and outstanding shares of $1.00 par value per share of BVI Merger Sub (each, a “BVI Merger Sub Common Share”), (b) concurrently with the consummation of the SPAC Merger, and subject to the BVI Business Companies Act, 2004 (as amended, the “BVI Companies Act”), Holdings will redeem each Class A ordinary share, par value $0.0001, of Holdings (each, a “Holdings Common Share A”) and each Class B ordinary share, par value $0.0001, of Holdings (each, a “Holdings Common Share B”) issued and outstanding immediately prior to the SPAC Merger for par value (the “Holdings Redemption”), (c) following the SPAC Merger and subject to the Cayman Companies Act and the BVI Companies Act, the SPAC Surviving Company will distribute all of the issued and outstanding BVI Merger Sub Common Shares to Holdings (the “BVI Merger Sub Distribution”), (d) following the BVI Merger Sub Distribution, in accordance with the BVI Companies Act, BVI Merger Sub will merge with and into Swvl (the “Swvl Merger”, and together with the SPAC Merger, the “Mergers”), with Swvl surviving the Swvl Merger as a wholly owned subsidiary of Holdings (Swvl, in its capacity as the surviving company of the Swvl Merger, is sometimes referred to herein as, and from and after the Swvl Merger shall mean, the “Surviving Subsidiary Company”). The Mergers, together with the other transactions related thereto, are referred to herein as the “proposed transaction.” References herein to “SPAC” shall refer to Queen’s Gambit Growth Capital

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

for all periods prior to completion of the SPAC Merger and to the SPAC Surviving Company for all periods after completion of the SPAC Merger.

At the effective time of the SPAC Merger (the “SPAC Merger Effective Time”)

(a) by virtue of the SPAC Merger and without any action on the part of SPAC, Cayman Merger Sub, BVI Merger Sub, the Company, Holdings or the holders of any of the following securities:

(i)

each ordinary share of Cayman Merger Sub, par value $1.00 per share, issued and outstanding immediately prior to the SPAC Merger Effective Time will be automatically converted into one share of the SPAC Surviving Company, which will constitute the only outstanding shares of the SPAC Surviving Company;

(ii)

each Class A ordinary share, par value $0.0001 per share, of SPAC (each, a “SPAC Class A Ordinary Share”) issued and outstanding immediately prior to the SPAC Merger Effective Time will be automatically cancelled, extinguished and converted into the right to receive one Holdings Common Share A; and

(iii)	each Class B ordinary share, par value $0.0001 per share, of SPAC , will be automatically cancelled, extinguished and converted into the right to receive one Holdings Common Share B;

(b) each fraction of or whole warrant to purchase SPAC Class A Ordinary Shares (each, a “SPAC Warrant”) issued, outstanding and unexercised immediately prior to the SPAC Merger Effective Time will be automatically assumed and converted into a fraction or whole warrant, as the case may be, to acquire (in the case of a whole warrant) one Holdings Common Share A, subject to the same terms and conditions (including exercisability terms) as were applicable to the corresponding former warrants of SPAC (each such resulting warrant, a “Holdings Warrant”); and

(c) without duplication of the foregoing, each unit of SPAC, comprised of one SPAC Class A Ordinary Share and one-third of one SPAC Warrant, existing and outstanding immediately prior to the SPAC Merger Effective Time will be automatically cancelled, extinguished and converted into one unit of Holdings, comprised of one Holdings Common Share A and one-third of one Holdings Warrant.

 The proposed transaction is subject to customary closing conditions and is further described in the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2021. The Business Combination Agreement, the form of PIPE Subscription Agreement and other related agreements are included with the Current Report on Form 8-K filing.

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

We are currently in the process of evaluating suitable targets for an initial Business Combination. We intend to effectuate an initial Business Combination using cash from the proceeds of the Initial Public Offering, the Private Placement of our Private Placement Warrants, our shares, debt or a combination of our cash, shares and debt. We are pursuing acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive agreement with respect to any initial Business Combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

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

Recent Developments

Proposed Business Combination

On July 28, 2021, the Company entered into a Business Combination Agreement (“Business Combination Agreement”), by and among the Company, Swvl Inc., a British Virgin Islands business company limited by shares incorporated under the laws of the British Virgin Islands (“Swvl”), Pivotal Holdings Corp, a British Virgin Islands business company limited by shares incorporated under the laws of the British Virgin Islands and wholly owned subsidiary of Swvl (“Holdings”), Pivotal Merger Sub Company I, a Cayman Islands exempted company with limited liability and wholly owned subsidiary of Holdings, and Pivotal Merger Sub Company II Limited, a British Virgin Islands business company limited by shares incorporated under the laws of the British Virgin Islands and wholly owned subsidiary of the Company (“BVI Merger Sub”). Subject to the satisfaction or waiver of the conditions to closing of the transactions contemplated by the Business Combination Agreement (the “Transactions”), as described in the Current Report on Form 8-K, filed with the SEC on July 28, 2021, the Transactions will effect an initial Business Combination between the Company and Swvl. The Business Combination Agreement and the Transactions contemplated thereby were unanimously approved by the boards of directors of each of the Company and Swvl.

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

As of June 30, 2021, we had approximately $1.5 million in our operating bank account and working capital of approximately $1.1 million.

Through June 30, 2021, our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to cover certain offering expenses on our behalf in exchange for the issuance of Founder Shares, a loan of approximately $91,000 in total prior to the Initial Public Offering from our Sponsor pursuant to an unsecured promissory note (the “Note”), and subsequent to the Initial Public Offering, and the net proceeds from the sale of the consummation of the Initial Public Offering and the Private Placement Warrants held outside of the Trust Account. We fully repaid the Note on January 28, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans (the “Working Capital Loans”). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

For the three months ended June 30, 2021, we had a net loss of approximately $1.7 million which consisted of approximately $562,000 in change in fair value of derivative warrant liabilities, and approximately $1.2 million of general and administrative expenses, partly offset by approximately $9,000 in investment income on the Trust Account.

For the six months ended June 30, 2021, we had a net loss of approximately $12.7 million which consisted of approximately $6.1 million of loss on issuance of private placement warrants, approximately $4.7 million in change in fair value of derivative warrant liabilities, approximately $488,000 of financing costs – derivative warrant liabilities and approximately $1.6 million of general and administrative expenses, partly offset by approximately $75,000 in investment income on the Trust Account.

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

Investments Held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge our exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model, and subsequently measured by their listed trading price. The fair value of the Private Placement Warrants was initially and subsequently estimated using a Modified Black-Scholes model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 30,153,944 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (loss) Per Ordinary Share

Our condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the income from investments held in the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive as the exercise price of the warrants is in excess of the average ordinary share price for the period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2021.

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

Recent Accounting Pronouncements

      In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. We elected the modified retrospective method for transition. Adoption of the ASU did not have a material impact on our financial position, results of operations or cash flows.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities described in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 29, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 29, 2021 (the “2020 Annual Report”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2020 Annual Report, except as described below.

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

As a result, included on our balance sheet as of June 30, 2021 are derivative liabilities related to the embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result a material adverse effect on our ability to consummate an initial Business Combination.

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

10.1

Amended Administrative Support Agreement, dated June 21, 2021, by and between Queen’s Gambit Growth Capital and Queen’s Gambit Holdings LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39908) filed with the SEC on June 29, 2021).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

___________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEEN’S GAMBIT GROWTH CAPITAL

By:	/s/ Victoria Grace
Name:	Victoria Grace
Title:	Chief Executive Officer

Date: August 16, 2021