Form 10-Q
period 2021-09-30
Queen's Gambit Growth Capital
filed 2021-11-15
CIK 1836190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Yes ☒ No ☐

As of November 15, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

PART I – CONDENSED FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

QUEEN’S GAMBIT GROWTH CAPITAL

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash	$1,392,419	$-
Due from related party	21,527	-
Prepaid expenses	665,971	-
Total current assets	2,079,917	-
Deferred offering costs	-	280,543
Investments held in Trust Account	345,083,423	-
Total Assets	$347,163,340	$280,543

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit):
Current liabilities:
Accounts payable	$148,178	$10,000
Accrued expenses	5,733,765	189,513
Note payable - related party	-	67,543
Total current liabilities	5,881,943	267,056
Deferred underwriting commissions	9,996,000	-
Derivative warrant liabilities	26,343,040	-
Total liabilities	42,220,983	267,056

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 0 shares subject to possible redemption at $10.00 per share	345,000,000	-

Shareholders' Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2021 and December 31, 2020	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2021, and December 31, 2020	863	863
Additional paid-in capital	-	24,137
Accumulated deficit	(40,058,506)	(11,513)
Total shareholders' equity (deficit)	(40,057,643)	13,487
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$347,163,340	$280,543

See accompanying notes to unaudited condensed financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
General and administrative expenses	$4,922,676	$6,540,622
Loss from operations	(4,922,676)	(6,540,622)

Other income (expenses):
Change in fair value of derivative warrant liabilities	3,315,760	(1,386,040)
Financing costs - derivative warrant liabilities	-	(488,173)
Loss on issuance of private placement warrants	-	(6,052,000)
Interest income	39	101
Income from investments held in the Trust Account	9,793	83,423
Net loss	$(1,597,084)	$(14,383,311)

Weighted average shares outstanding Class A ordinary shares, basic and diluted	34,500,000	31,846,154
Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.04)	$(0.36)
Weighted average shares outstanding Class B ordinary shares, basic and diluted	8,625,000	8,538,462
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.04)	$(0.36)

See accompanying notes to unaudited condensed financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(11,513)	$13,487
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,137)	(25,663,682)	(25,687,819)
Net loss	-	-	-	-	-	(11,024,227)	(11,024,227)
Balance - March 31, 2021 (unaudited)	-	-	8,625,000	863	-	(36,699,422)	(36,698,559)
Net loss	-	-	-	-	-	(1,762,000)	(1,762,000)
Balance - June 30, 2021 (unaudited)	-	-	8,625,000	863	-	(38,461,422)	(38,460,559)
Net loss	-	-	-	-	-	(1,597,084)	(1,597,084)
Balance - September 30, 2021 (unaudited)	-	$-	8,625,000	$863	$-	$(40,058,506)	$(40,057,643)

See accompanying notes to unaudited condensed financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(14,383,311)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	208
Change in the fair value of derivative liabilities	1,386,040
Loss on issuance of private placement warrants	6,052,000
Due from related party	(21,527)
Income from investments held in the Trust Account	(83,423)
Financing cost - derivative warrant liabilities	488,173
Changes in operating assets and liabilities:
Prepaid expenses	(665,971)
Accounts payable	148,178
Accrued expenses	5,652,252
Net cash used in operating activities	$(1,427,381)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	$(345,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(90,786)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(5,989,414)
Net cash provided by financing activities	$347,819,800

Net change in cash	1,392,419

Cash - beginning of the period	-
Cash - end of the period	$1,392,419

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$23,034
Deferred underwriting commissions	$9,996,000

See accompanying notes to unaudited condensed financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 9, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as described below, and since the Initial Public Offering, the search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Proposed Business Combination

On July 28, 2021, the Company (“SPAC”), Swvl Inc., a British Virgin Islands business company limited by shares incorporated under the laws of the British Virgin Islands (“Swvl”), Pivotal Holdings Corp, a British Virgin Islands business company limited by shares incorporated under the laws of the British Virgin Islands and wholly owned subsidiary of Swvl (“Holdings”), Pivotal Merger Sub Company I, a Cayman Islands exempted company with limited liability and wholly owned subsidiary of Holdings (“Cayman Merger Sub”), and Pivotal Merger Sub Company II Limited, a British Virgin Islands business company limited by shares incorporated under the laws of the British Virgin Islands and wholly owned subsidiary of SPAC (“BVI Merger Sub”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which, among other things, (a) in accordance with the Cayman Islands Companies Act (As Revised) (the “Cayman Companies Act”), SPAC will merge with and into Cayman Merger Sub (the “SPAC Merger”), with Cayman Merger Sub surviving the SPAC Merger (Cayman Merger Sub, in its capacity as the surviving company of the SPAC Merger, is sometimes referred to herein as, and from and after the SPAC Merger shall mean, the “SPAC Surviving Company”) and becoming the sole owner of all of the issued and outstanding shares of $1.00 par value per share of BVI Merger Sub (each, a “BVI Merger Sub Common Share”), (b) concurrently with the consummation of the SPAC Merger, and subject to the BVI Business Companies Act, 2004 (as amended, the “BVI Companies Act”), Holdings will redeem each Class A ordinary share, par value $0.0001, of Holdings (each, a “Holdings Common Share A”) and each Class B ordinary share, par value $0.0001, of Holdings (each, a “Holdings Common Share B”) issued and outstanding immediately prior to the SPAC Merger for par value (the “Holdings Redemption”), (c) following the SPAC Merger and subject to the Cayman Companies Act and the BVI Companies Act, the SPAC Surviving Company will distribute all of the issued and outstanding BVI Merger Sub Common Shares to Holdings (the “BVI Merger Sub Distribution”), (d) following the BVI Merger Sub Distribution, in accordance with the BVI Companies Act, BVI Merger Sub will merge with and into Swvl (the “Swvl Merger”, and together with the SPAC Merger, the “Mergers”), with Swvl surviving the Swvl Merger as a wholly owned subsidiary of Holdings (Swvl, in its capacity as the surviving company of the Swvl Merger, is sometimes referred to herein as, and from and after the Swvl Merger shall mean, the “Surviving Subsidiary Company”). The Mergers, together with the other transactions related thereto, are referred to herein as the “proposed transaction.” References herein to “SPAC” shall refer to Queen’s Gambit Growth Capital for all periods prior to completion of the SPAC Merger and to the SPAC Surviving Company for all periods after completion of the SPAC Merger.

At the effective time of the SPAC Merger (the “SPAC Merger Effective Time”)

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

a)	by virtue of the SPAC Merger and without any action on the part of SPAC, Cayman Merger Sub, BVI Merger Sub, the Company, Holdings or the holders of any of the following securities:

i.

each ordinary share of Cayman Merger Sub, par value $1.00 per share, issued and outstanding immediately prior to the SPAC Merger Effective Time will be automatically converted into one share of the SPAC Surviving Company, which will constitute the only outstanding shares of the SPAC Surviving Company;

ii.

each Class A ordinary share, par value $0.0001 per share, of SPAC (each, a “SPAC Class A Ordinary Share”) issued and outstanding immediately prior to the SPAC Merger Effective Time will be automatically cancelled, extinguished and converted into the right to receive one Holdings Common Share A; and

iii.	each Class B ordinary share, par value $0.0001 per share, of SPAC, will be automatically cancelled, extinguished and converted into the right to receive one Holdings Common Share B;

b)

each fraction of or whole warrant to purchase SPAC Class A Ordinary Shares (each, a “SPAC Warrant”) issued, outstanding and unexercised immediately prior to the SPAC Merger Effective Time will be automatically assumed and converted into a fraction or whole warrant, as the case may be, to acquire (in the case of a whole warrant) one Holdings Common Share A, subject to the same terms and conditions (including exercisability terms) as were applicable to the corresponding former warrants of SPAC (each such resulting warrant, a “Holdings Warrant”); and

c)

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.4 million in its operating bank account and working capital deficit of approximately $3.8 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 by the Sponsor to cover certain offering expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan of approximately $91,000 in total prior to the Initial Public Offering from the Sponsor pursuant to the Note (see Note 4), and subsequent to the Initial Public Offering, the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. The Company repaid the Note in full on January 28, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Management has determined that the Company has access to funds from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses paying for travel expenditures,

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Annual Report on Form 10-K for the year ended December 31, 2020, filed by the Company with the SEC on January 21, 2021 and March 29, 2021, respectively.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Memorandum and Articles of Association currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all of its redeemable Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable Class A ordinary shares at the Initial Public Offering date resulted in a decrease of approximately $5.5 million in additional paid-in capital and an increase of approximately $31.7 million to accumulated deficit, as well as a reclassification of 3,722,768 Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021, and Current Reports on Form 10-Q will not be amended, but historical amounts presented in current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $41.7 million and $43.5 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, there were no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of Class A ordinary shares upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.5 million is included in financing cost-derivative warrant liabilities in the unaudited condensed statements of operations and $15.7 million were charged against the carrying value of Class A ordinary shares. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 17,433,333 Class

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events, and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Period from February 10, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share:
Numerator:
Allocation of net income	$(1,277,667)	$(319,417)	$(11,249,859)	$(3,133,452)

Denominator:
Basic weighted average ordinary shares outstanding	34,500,000	8,625,000	30,497,238	8,494,475

Basic net income per ordinary share	$(0.04)	$(0.04)	$(0.37)	$(0.37)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. The Company elected the modified retrospective method for transition. Adoption of the ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Sponsor Loan

On December 9, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and due upon the completion of the Initial Public Offering. As of December 31, 2020, there was an outstanding balance of approximately $68,000. The Company borrowed approximately $91,000 under the Note and repaid the Note in full on January 28, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the date the Company’s securities were first listed on the NASDAQ, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company would cease paying these monthly fees. On June 21, 2021, the Company entered into an amended letter agreement (the “Amended Administrative Support Agreement”), by and between the Company and the Sponsor, to confirm the agreement of the Company and the Sponsor that, to the extent requested by the Company, the Sponsor shall make available to the Company certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company, and, upon the Sponsor’s request and provision of documentation evidencing the reasonable amounts incurred to provide such office space or support, the Company shall reimburse the Sponsor for such amounts in cash, provided that such reimbursement shall not exceed $240,000 in the aggregate. As of September 30, 2021 and December 31, 2020, the Company incurred $0 for administrative support.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 350,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 34,500,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(10,005,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(15,682,819)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	25,687,819
Class A common stock subject to possible redemption	$345,000,000

Note 8—Shareholders’ Equity

Preference Shares-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of  September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share.      As of September 30, 2021, there was 34,500,000 Class A ordinary shares issued and outstanding , which were all subject to possible redemption and are classified outside of permanent equity in the unaudited condensed balance sheets (see Note 7). As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. As of December 31, 2020, 8,625,000 Class B ordinary shares were issued and outstanding, which reflected the share capitalizations as discussed in Note 4 and Note 9. Of the 8,625,000 Class B ordinary shares issued and outstanding, up to 1,125,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (see Note 4). On January 22, 2021, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 Class B ordinary shares were no longer subject to forfeiture. As a result, as of September 30, 2021 and December 31, 2020, there were 8,625,000  Class B ordinary shares issued and outstanding.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

There were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2020.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$345,083,423	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$9,683,700	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$16,659,340

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as the Public Warrants were separately listed and traded in March 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.

Level 1 instruments include investments in U.S. treasury securities invested in government securities and the Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Public Warrants have been measured based on the listed market price of such warrants, a Level 1 measurement. The fair value of the Private Warrants was initially and subsequently estimated using a Modified Black-Scholes Model. For the three and nine months ended September 30, 2021, the Company recognized a net gain of $3.3 million and a net loss of $1.4 million, respectively, resulting from the change in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of January 22, 2021	As of September 30, 2021
Volatility	15% - 34%	13.0%
Stock price	$9.71	$9.78
Years to expected Business Combination	6.5	0.59
Risk-free rate	0.69%	1.08%
Dividend yield	0.0%	0.0%

The change in the fair value of derivative warrant liabilities, measured with Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative Warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	24,957,000
Transfer of Public Warrants out of Level 3 to Level 1	(10,005,000)
Change in fair value of derivative warrant liabilities	1,839,330
Derivative Warrant liabilities at March 31, 2021	16,791,330
Change in fair value of derivative warrant liabilities	1,191,670
Derivative Warrant liabilities at June 30, 2021	17,983,000
Change in fair value of derivative warrant liabilities	(1,323,660)
Derivative Warrant liabilities at September 30, 2021	$16,659,340

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

As of September 30, 2021, the Company had approximately $1.4 million in its operating bank account and working capital deficit of approximately $3.8 million.

Through September 30, 2021, our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to cover certain offering expenses on our behalf in exchange for the issuance of Founder Shares, a loan of approximately $91,000 in total prior to the Initial Public Offering from our Sponsor pursuant to an unsecured promissory note (the “Note”), and subsequent to the Initial Public Offering, and the net proceeds from the sale of the consummation of the Initial Public Offering and the Private Placement Warrants held outside of the Trust Account. We fully repaid the Note on January 28, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans (the “Working Capital Loans”). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Management has determined that the Company has access to funds from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of an initial Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire and structuring, negotiating and consummating the initial Business Combination.

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

For the three months ended September 30, 2021, we had a net loss of approximately $1.6 million which consisted of approximately $4.9 million in general and administrative expenses, offset by approximately $10,000 in investment income on the Trust Account, and $3.3 million in non-operating gain from the change in fair value of derivative warrant liabilities.

For the nine months ended September 30, 2021, we had a net loss of approximately $14.4 million which consisted of approximately $6.1 million of loss on issuance of private placement warrants, approximately $1.4 million in non-operating loss from the change in fair value of derivative warrant liabilities, approximately $488,000 of financing costs - derivative warrant liabilities and approximately $6.5 million of general and administrative expenses, partly offset by approximately $83,000 in income from investment held in the Trust Account.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events, and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2021.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on

January 1, 2021. We elected the modified retrospective method for transition. Adoption of the ASU did not have a material impact on our financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of  September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the second quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in our internal control over financial reporting, were completed as of the date of September 30, 2021.

PART II - OTHER INFORMATION

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

As a result, included on our balance sheet as of September 30, 2021 are derivative liabilities related to the embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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
2.1

Business Combination Agreement, dated as of July 28, 2021, by and among Swvl Inc., Queen’s Gambit Growth Capital, Pivotal Merger Sub Company I, Pivotal Merger Sub Company II Limited and Pivotal Holdings Corp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on July 28, 2021).

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

10.2

Company Transaction Support Agreement, dated July 28, 2021 by and among Queen’s Gambit Growth Capital, Swvl Inc., certain shareholders of Swvl Inc. and certain holders of Swvl Inc.’s convertible notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on July 28, 2021).

10.3

Holdings Shareholders’ Agreement, dated July 28, 2021 by and among Pivotal Holdings Corp and certain shareholders of Pivotal Holdings Corp (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on July 28, 2021).

10.4

Registration Rights Agreement, dated July 28, 2021 by and among Swvl Inc., Queen’s Gambit Growth Capital, Queen’s Gambit Holdings LLC, Pivotal Holdings Corp and certain shareholders of Swvl Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on July 28, 2021).

10.5	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on July 28, 2021).

10.6

Sponsor Agreement, dated July 28, 2021 by and among Queen’s Gambit Growth Capital, Swvl Inc. and Queen’s Gambit Holdings LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on July 28, 2021).

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

___________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEEN’S GAMBIT GROWTH CAPITAL

By:	/s/ Victoria Grace
Name:	Victoria Grace
Title:	Chief Executive Officer

Date: November 15, 2021