Form 10-Q/A
period 2021-09-30
Queen's Gambit Growth Capital
filed 2021-11-24
CIK 1836190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to Queen’s Gambit Growth Capital, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Queen’s Gambit Growth Capital as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).

On November 15, 2021, Queen’s Gambit Growth Capital (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on January 22, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously issued financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on November 24, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) audited balance sheet as of January 22, 2021, as initially reported as revised in the Company’s Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on June 29, 2021 (“Q1 Form 10-Q”) and previously reported as revised in the Original Filing; (ii) unaudited interim financial statements for the quarterly period ended March 31, 2021, initially reported in the Q1 Form 10-Q and previously reported as revised in the Original Filing; and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Class A ordinary shares included in the units being offerred as temporary equity and should no longer be relied upon. As such, the Company has restated these financial statements for the Affected Periods.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Item 4 – Controls and Procedures, contained herein.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Condensed Consolidated Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Quarterly Report on Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement or our previously filed balance sheet, dated January 22, 2021, on Form 8-K. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART I – CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

QUEEN’S GAMBIT GROWTH CAPITAL

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash	$1,392,419	$-
Due from related party	21,527	-
Prepaid expenses	665,971	-
Total current assets	2,079,917	-
Deferred offering costs	-	280,543
Investments held in Trust Account	345,083,423	-
Total Assets	$347,163,340	$280,543

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit):
Current liabilities:
Accounts payable	$148,178	$10,000
Accrued expenses	5,733,765	189,513
Note payable - related party	-	67,543
Total current liabilities	5,881,943	267,056
Deferred underwriting commissions	9,996,000	-
Derivative warrant liabilities	26,343,040	-
Total liabilities	42,220,983	267,056

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 0 shares subject to possible redemption at $10.00 per share	345,000,000	-

Shareholders' Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2021 and December 31, 2020	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2021, and December 31, 2020	863	863
Additional paid-in capital	-	24,137
Accumulated deficit	(40,058,506)	(11,513)
Total shareholders' equity (deficit)	(40,057,643)	13,487
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$347,163,340	$280,543

See accompanying notes to unaudited condensed consolidated financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
General and administrative expenses	$4,922,676	$6,540,622
Loss from operations	(4,922,676)	(6,540,622)

Other income (expenses):
Change in fair value of derivative warrant liabilities	3,315,760	(1,386,040)
Financing costs - derivative warrant liabilities	-	(488,173)
Loss on issuance of private placement warrants	-	(6,052,000)
Interest income	39	101
Income from investments held in the Trust Account	9,793	83,423
Net loss	$(1,597,084)	$(14,383,311)

Weighted average shares outstanding Class A ordinary shares, basic and diluted	34,500,000	31,846,154
Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.04)	$(0.36)
Weighted average shares outstanding Class B ordinary shares, basic and diluted	8,625,000	8,538,462
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.04)	$(0.36)

See accompanying notes to unaudited condensed consolidated financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(11,513)	$13,487
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,137)	(25,663,682)	(25,687,819)
Net loss (as restated, see Note 2)	-	-	-	-	-	(11,024,227)	(11,024,227)
Balance - March 31, 2021 (unaudited)	-	-	8,625,000	863	-	(36,699,422)	(36,698,559)
Net loss (as restated, see Note 2)	-	-	-	-	-	(1,762,000)	(1,762,000)
Balance - June 30, 2021 (unaudited)	-	-	8,625,000	863	-	(38,461,422)	(38,460,559)
Net loss (as restated, see Note 2)	-	-	-	-	-	(1,597,084)	(1,597,084)
Balance - September 30, 2021 (unaudited)	-	$-	8,625,000	$863	$-	$(40,058,506)	$(40,057,643)

See accompanying notes to unaudited condensed consolidated financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

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

See accompanying notes to unaudited condensed consolidated financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Queen’s Gambit Growth Capital (the “Company” or “SPAC”) was incorporated as a Cayman Islands exempted company on December 9, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity on the condensed consolidated balance sheets in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Business Combination

On July 28, 2021, SPAC, Swvl Inc., a British Virgin Islands business company limited by shares incorporated under the laws of the British Virgin Islands (“Swvl”), Pivotal Holdings Corp, a British Virgin Islands business company limited by shares incorporated under the laws of the British Virgin Islands and wholly owned subsidiary of Swvl (“Holdings”), Pivotal Merger Sub Company I, a Cayman Islands exempted company with limited liability and wholly owned subsidiary of Holdings (“Cayman Merger Sub”), and Pivotal Merger Sub Company II Limited, a British Virgin Islands business company limited by shares incorporated under the laws of the British Virgin Islands and wholly owned subsidiary of SPAC (“BVI Merger Sub”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which, among other things, (a) in accordance with the Cayman Islands Companies Act (As Revised) (the “Cayman Companies Act”), SPAC will merge with and into Cayman Merger Sub (the “SPAC Merger”), with Cayman Merger Sub surviving the SPAC Merger (Cayman Merger Sub, in its capacity as the surviving company of the SPAC Merger, is sometimes referred to herein as, and from and after the SPAC Merger shall mean, the “SPAC Surviving Company”) and becoming the sole owner of all of the issued and outstanding shares of $1.00 par value per share of BVI Merger Sub (each, a “BVI Merger Sub Common Share”), (b) concurrently with the consummation of the SPAC Merger, and subject to the BVI Business Companies Act, 2004 (as amended, the “BVI Companies Act”), Holdings will redeem each Class A ordinary share, par value $0.0001, of Holdings (each, a “Holdings Common Share A”) and each Class B ordinary share, par value $0.0001, of Holdings (each, a “Holdings Common Share B”) issued and outstanding immediately prior to the SPAC Merger for par value (the “Holdings Redemption”), (c) following the SPAC Merger and subject to the Cayman Companies Act and the BVI Companies Act, the SPAC Surviving Company will distribute all of the issued and outstanding BVI Merger Sub Common Shares to Holdings (the “BVI Merger Sub Distribution”), (d) following the BVI Merger Sub Distribution, in accordance with the BVI Companies Act, BVI Merger Sub will merge with and into Swvl (the “Swvl Merger”, and together with the SPAC Merger, the “Mergers”), with Swvl surviving the Swvl Merger as a wholly owned subsidiary of Holdings (Swvl, in its capacity as the surviving company of the Swvl Merger, is sometimes referred to herein as, and from and after the Swvl Merger shall mean, the “Surviving Subsidiary Company”). The transactions contemplated in the Business Combination Agreement, together with the other transactions related thereto, are referred to herein as the “Proposed Transaction.” References herein to “SPAC” shall refer to Queen’s Gambit Growth Capital for all periods prior to completion of the SPAC Merger and to the SPAC Surviving Company for all periods after completion of the SPAC Merger.

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ii.

each Class A ordinary share of SPAC issued and outstanding immediately prior to the SPAC Merger Effective Time will be automatically cancelled, extinguished and converted into the right to receive one Holdings Common Share A; and

iii.	each Class B ordinary share of SPAC, will be automatically cancelled, extinguished and converted into the right to receive one Holdings Common Share B;

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

PIPE Subscription Agreements

In connection with the execution of the Business Combination Agreement, SPAC, Holdings and, in some cases, the Company entered into subscription agreements (collectively, the “PIPE Subscription Agreements”) with a number of investors (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, and Holdings agreed to sell to the PIPE Investors, an aggregate of up to 10 million newly issued Holdings Common Shares A for a purchase price of $10.00 per share (the “Acquired Shares”) in a private placement (the “Private Placement”) for an aggregate purchase price of $100 million (the “PIPE Subscription Amount”).

The closing of the sale of the Acquired Shares pursuant to the PIPE Subscription Agreements will take place substantially concurrently with the Closing and is contingent upon, among other customary closing conditions, the subsequent consummation of the Proposed Transactions.

Notwithstanding the foregoing, certain of the PIPE Investors have preliminarily agreed to pre-fund the Company with up to $35 million of the aggregate PIPE Subscription Amount by purchasing exchangeable notes from the Company prior to the Closing (the “Company Exchangeable Notes”). Pursuant to the terms of the PIPE Subscription Agreements entered into with such PIPE Investors, such PIPE Investors, Holdings and the Company are required to cooperate in good faith to negotiate and execute definitive documentation in respect of such Company Exchangeable Notes within ten business days following the date of the PIPE Subscription Agreements. Upon the issuance of a Company Exchangeable Note to any such PIPE Investor, the PIPE Subscription Amount of such PIPE Investor shall be reduced by the purchase price of such Company Exchangeable Note. At the Closing, each Company Exchangeable Note will be automatically exchanged into Holdings Common Shares A at an exchange price of $8.50 per share. The issuance of the Company Exchangeable Notes will not be registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Proposed Transaction is subject to customary closing conditions and is further described in the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2021. The Business Combination Agreement, the form of PIPE Subscription Agreement, the Forward Purchase Agreement, and other related agreements are included with the Current Report on Form 8-K filing and the 8-K filed with the SEC on November 15, 2021. See Note 10.

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

Note 2—Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.

The condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All intercompany accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Annual Report on Form 10-K for the year ended December 31, 2020, filed by the Company with the SEC on January 21, 2021 and March 29, 2021, respectively.

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed consolidated financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require Class A ordinary shares subject to redemption to be classified

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Memorandum and Articles of Association currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all of its redeemable Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 8-K filed with the SEC on January 22, 2021, and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the IPO Balance Sheet and the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this Quarterly Report on Form 10-Q/A.

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impact of the Restatement

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported IPO Balance Sheet as of January 22, 2021:

As of January 22, 2021	As Revised	Adjustment	As Restated	% Change
Class A ordinary shares subject to possible redemption	307,772,320	37,227,680	345,000,000	12.1%
Class A ordinary shares	372	(372)	-	-100.0%
Additional paid-in capital	11,577,321	(11,577,321)	-	-100.0%
Accumulated deficit	(6,578,554)	(25,649,987)	(32,228,541)	389.9%
Total shareholders' equity (deficit)	$5,000,002	$(37,227,680)	$(32,227,678)	-744.6%

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below. There is no impact to the reported amounts for total assets, total liabilities, cash flows, and net income (loss).

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated	% Change
Class A ordinary shares subject to possible redemption	303,301,430	41,698,570	345,000,000	13.7%
Class A ordinary shares	417	(417)	-	-100.0%
Additional paid-in capital	16,034,470	(16,034,470)	-	-100.0%
Accumulated deficit	(11,035,739)	(25,663,683)	(36,699,422)	232.6%
Total shareholders' equity (deficit)	$5,000,011	$(41,698,570)	$(36,698,559)	-834.0%

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Form 10-Q (March 31, 2021) - For the three months ended March 31, 2021
	As Reported	Adjustment	As Restated
Initial value of Class A ordinary shares subject to possible redemption	$307,772,320	$(307,772,320)	$-
Change in value of Class A ordinary shares subject to possible redemption	$(4,470,890)	$4,470,890	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Reported	Adjustment	As Restated	% Change
Class A ordinary shares subject to possible redemption	301,539,440	43,460,560	345,000,000	14.4%
Class A ordinary shares	435	(435)	-	-100.0%
Additional paid-in capital	17,796,443	(17,796,443)	-	-100.0%
Retained earnings (accumulated deficit)	(12,797,740)	(25,663,682)	(38,461,422)	200.5%
Total shareholders' equity (deficit)	$5,000,001	$(43,460,560)	$(38,460,559)	-869.2%
Total Liabilities, Class A ordinary shares Subject to Possible Redemption and shareholders' Equity (Deficit)	$347,435,972	$-	$347,435,972

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Form 10-Q (June 30, 2021) - Six months ended June 30, 2021
	As Reported	Adjustment	As Restated
Initial value of Class A ordinary shares subject to possible redemption	$307,772,320	$(307,772,320)	$-
Change in value of Class A ordinary shares subject to possible redemption	$(4,470,890)	$4,470,890	$-

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A ordinary shares
	As Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - For the three months ended March 31, 2021
Net loss	$(11,024,227)	$-	$(11,024,227)
Weighted average shares outstanding	34,500,000	(8,050,000)	26,450,000
Basic and diluted earnings per share	$0.00	$(0.32)	$(0.32)
Form 10-Q (June 30, 2021) - Three months ended June 30, 2021
Net income	$(1,762,000)	$-	$(1,762,000)
Weighted average shares outstanding	34,500,000	$-	34,500,000
Basic and diluted earnings per share	$0.00	$(0.04)	$(0.04)
Form 10-Q (June 30, 2021) - Six months ended June 30, 2021
Net income	$(12,786,227)	$-	$(12,786,227)
Weighted average shares outstanding	34,500,000	(4,002,762)	30,497,238
Basic and diluted earnings per share	$0.00	$(0.33)	$(0.33)

	Earnings Per Share for Class B ordinary shares
	As Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - For the three months ended March 31, 2021
Net loss	$(11,024,227)	$-	$(11,024,227)
Weighted average shares outstanding	8,362,500	-	8,362,500
Basic and diluted earnings per share	$(1.33)	$1.01	$(0.32)
Form 10-Q (June 30, 2021) - Three months ended June 30, 2021
Net income	$(1,762,000)	$-	$(1,762,000)
Weighted average shares outstanding	8,625,000	-	8,625,000
Basic and diluted earnings per share	$(0.21)	$0.17	$(0.04)
Form 10-Q (June 30, 2021) - Six months ended June 30, 2021
Net income	$(12,786,227)	$-	$(12,786,227)
Weighted average shares outstanding	8,494,475	-	8,494,475
Basic and diluted earnings per share	$(1.51)	$1.18	$(0.33)

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheets.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of Class A ordinary shares upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.5 million is included in financing cost-derivative warrant liabilities in the unaudited condensed consolidated statements of operations and $15.7 million were charged against the carrying value of Class A ordinary shares. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Derivative Warrant Liabilities

The Company issued 11,500,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 5,933,333 Private Placement Warrants.

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 350,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 34,500,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets.

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Gross proceeds from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(10,005,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(15,682,819)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	25,687,819
Class A ordinary shares subject to possible redemption	$345,000,000

Note 8—Shareholders’ Equity

Preference Shares-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of  September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share.      As of September 30, 2021, there was 34,500,000 Class A ordinary shares issued and outstanding , which were all subject to possible redemption and are classified outside of permanent equity in the unaudited condensed consolidated balance sheets (see Note 7). As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

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

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Public Warrants have been measured based on the listed market price of such warrants, a Level 1 measurement. The fair value of the Private Warrants was initially and subsequently estimated using a Modified Black-Scholes Model. For the three and nine months ended September 30, 2021, the Company recognized a net gain of $3.3 million and a net loss of $1.4 million, respectively, resulting from the change in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date condensed consolidated financial statements were issued. Based upon this review, other than described in this Note, and with respect to the restatements described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Proposed Transactions

In connection with the proposed transaction disclosed in Note 1, above, on November 15, 2021, the Company and ACM ARRT VII B, LLC, a Delaware limited liability company (“Seller”), entered into an agreement (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”) with respect to the Company’s Class A ordinary shares and the Class A ordinary shares, par value $0.0001, of Holdings (“Holdings Common Shares A”) into which the Company’s Class A ordinary shares will be converted in the Proposed Transactions. Seller has informed the Company that it intends to purchase up to 10,000,000 of the Company’s Class A ordinary shares after the date of the Forward Purchase Agreement from holders of such shares (other than the Company or affiliates of the Company) who have redeemed such pursuant to the redemptions rights set forth in the Amended and Restated Memorandum and Articles of Association in connection with the Proposed Transactions (the Company’s Class A ordinary shares so purchased, being the “Subject Shares”). Pursuant to the terms of the Forward Purchase Agreement, subject to certain conditions, including the completion of the Proposed Transactions by the Outside Date (as defined in the Business Combination Agreement), Seller has agreed to waive any redemption rights with respect to any Subject Shares in connection with the Proposed Transactions. Although Seller has informed the Company that it intends to purchase the SPAC Shares, the Seller has no obligation to do so and may determine in its sole discretion, as a result of market conditions or otherwise, not to purchase the SPAC Shares. If the Seller is unable to purchase at least 2,500,000 SPAC Shares, then the Seller will have the right under the Forward Purchase Agreement to purchase 2,500,000 Holdings Common

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shares A from Holdings in a private placement at the Redemption Price (as defined below), which right the Seller may or may not exercise in its sole discretion.

Subject to certain termination provisions, the Forward Purchase Agreement provides that on the 2-year anniversary of the effective date of the Forward Purchase Transaction, which is expected to be on or about the date of the Closing (as defined below) (such 2-year anniversary, the “Maturity Date”), Seller will sell to Holdings a specified number of Holdings Common Shares A (up to the greater of (x) the number of Subject Shares or 10,000,000 shares, whichever number is lower and (y) 2,500,000 shares) at a price (the “Forward Price”) equal to the per share redemption price of Holdings Common Shares A calculated pursuant to Article 168 of the Amended and Restated Memorandum and Articles of Association of Holdings in effect at the date and time on which the merger of SPAC into Cayman Merger Sub becomes effective (the “Redemption Price”) plus 50% of the difference between (i) the average price per Subject Share paid by Seller to acquire the Subject Shares, including any brokerage commission paid by the Seller in connection therewith, minus (ii) the Redemption Price per Subject Share, which amount may be positive or negative. Immediately following the closing of the Proposed Transactions (“Closing”), the Company will pay to Seller, out of funds held in the Trust Account, an amount equal to the Forward Price multiplied by the number of Holdings Common Shares A underlying the Forward Purchase Transaction (the “Prepayment Amount”). Seller’s obligations to the Company under the Forward Purchase Agreement will be secured by perfected liens on (i) the proceeds of any sale or other disposition of the Subject Shares and (ii) the deposit account (the “Deposit Account”) into which such proceeds are required to be deposited (the “Collateral”). The Deposit Account will be subject to a customary deposit account control agreement in favor of the Company.

If, on any trading day prior to the Maturity Date, the dollar volume weighted average price per Holdings Common Share A equals or exceeds (a) $12.00 per Holdings Common Share A for at least 20 of 30 of the preceding trading days (such period, an “Early Settlement Determination Period”), Seller would pay an amount of cash (an “Early Settlement Cash Amount”) to Holdings equal to 25% of the Prepayment Amount, (b) $14.00 per Holdings

 Common Share A for any Early Settlement Determination Period, Seller would pay an Early Settlement Cash Amount to Holdings equal to 50% of the Prepayment Amount, (c) $16.00 per Holdings Common Share A for any Early Settlement Determination Period, Seller would pay an Early Settlement Cash Amount to Holdings equal to 75% of the Prepayment Amount, or (d) $18.00 per Holdings Common Share A for any Early Settlement Determination Period, Seller would pay an Early Settlement Cash Amount to Holdings equal to the remainder of the Prepayment Amount, in each case subject to certain minimum trading volume requirements. In the case of each of (a) - (d) above, the Forward Purchase Transaction would be terminated with respect to a number of shares determined by dividing the applicable Early Settlement Cash Amount by the Forward Price and the remainder of the Forward Purchase Transaction would continue in accordance with its terms. The Early Settlement Determination Periods will not run concurrently.

At any time after the Closing, Seller may terminate the Forward Purchase Transaction in whole or in part, upon no less than three days prior written notice to the Company and Holdings. The effect of such termination would be to reduce the number of shares for the Forward Purchase Transaction (the reduction being “Terminated Shares”). On the settlement date of any such early termination, Seller would pay to Holdings an amount equal to the product of the Forward Price and the Terminated Shares. To the extent that the Seller has sold such Subject Shares at a price greater than the Forward Price, the Seller would be entitled to retain such excess.

PIPE Subscription Agreements

On November 15, 2021, the Company, Swvl and Holdings entered into a subscription agreement (the “Additional Subscription Agreement” and, together with the PIPE Subscription Agreements, the “Subscription Agreements”) with an investor affiliated with the Seller (the “Additional Subscriber”), pursuant to which the Additional Subscriber agreed to purchase, and Holdings agreed to sell to the Additional Subscriber, an aggregate of 200,000 newly issued Holdings Common Shares A (together with the Acquired Shares, the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $2,000,000, in a private placement (the “Additional PIPE” and, together with the Private Placement, the “PIPE”). The Additional Subscriber may satisfy its obligations to purchase PIPE Shares in the Additional PIPE by purchasing the Company’s Class A ordinary shares in open market transactions or private purchases and agreeing not to exercise redemption rights with respect to the

QUEEN’S GAMBIT GROWTH CAPITAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company’s Class A ordinary shares or the Holdings Common Shares A into which the Company’s Class A ordinary shares are converted in the Proposed Transactions.

.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our” or the “Company” are to Queen’s Gambit Growth Capital, except where the context requires otherwise. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes thereto included in Item 1. Financial Statements located elsewhere in this Quarterly Report on Form 10-Q/A. Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Restatement

In this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”) we are restating (i) our audited balance sheet as of January 22, 2021, as initially reported as revised in the Company’s Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on June 29, 2021 (“Q1 Form 10-Q”) and previously reported as revised in the Original Filing; (ii) unaudited interim financial statements for the quarterly period ended March 31, 2021, initially reported in the Q1 Form 10-Q and previously reported as revised in the Original Filing; and (iii) the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”).

On November 15, 2021, we filed a Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to our classification of its Class A ordinary shares subject to redemption issued as part of the units sold in our initial public offering (“IPO”) on January 22, 2021. As described in Note 2, upon its IPO, we classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001. Our management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, we corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, we also revised our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

We determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate our financial statements. Instead, we revised our previously issued financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that we assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, we determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it we should restate its previously issued financial statements.

Therefore, on November 24, 2021, our management and the audit committee of our board of directors (the “Audit Committee”) concluded that our previously issued revision to the Affected Periods should be restated to report all Class A ordinary shares included in the units being offered as temporary equity and should no longer be relied upon. As such, we have restated these financial statements for the Affected Periods.

The restatement does not have an impact on its cash position and cash held in the Trust Account.

After re-evaluation, our management has concluded that in light of the errors described above, a material weakness existed in our internal control over financial reporting during the Affected Periods and that our disclosure controls and procedures were not effective. For more information see Item 4 – Controls and Procedures, contained herein.

We have not amended our previously filed Quarterly Report on Form 10-Q for the periods affected by the restatement or our previously filed balance sheet, dated January 22, 2021, on Form 8-K. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report on Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Simultaneously with the consummation of the Initial Public Offering, our Company and Queen’s Gambit Holdings LLC, a Delaware limited liability company (our “Sponsor”) consummated the Private Placement of the Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant (for a purchase price of approximately $8,900,000), generating gross proceeds to us of approximately $8,900,000.

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

Recent Developments

Proposed Business Combination

As more further described in Note 10 to the condensed consolidated financial statement included in this Form 10-Q/A, on July 28, 2021, the Company entered into the Business Combination Agreement (“Business Combination Agreement”), by and among the Company, Swvl, Holdings, Pivotal Merger Sub Company I, a Cayman Islands exempted company with limited liability and wholly owned subsidiary of Holdings, and BVI Merger Sub. Subject to the satisfaction or waiver of the conditions to closing of the transactions contemplated by the Business Combination Agreement (the “Transactions”), as described in the Current Report on Form 8-K, filed with the SEC on July 28, 2021, the Transactions will effect an initial Business Combination between the Company and Swvl. The Business Combination Agreement and the Transactions contemplated thereby were unanimously approved by the boards of directors of each of the Company and Swvl.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial sale of our Class B ordinary shares to our Sponsor.

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

Through September 30, 2021, our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to cover certain offering expenses on our behalf in exchange for the issuance of Founder Shares, a loan of approximately $91,000 in total prior to the Initial Public Offering from our Sponsor pursuant to the Note, and subsequent to the Initial Public Offering, and the net proceeds from the sale of the consummation of the Initial Public Offering and the Private Placement Warrants held outside of the Trust Account. We fully repaid the Note on January 28, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Derivative Warrant Liabilities

We do not use derivative instruments to hedge our exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed consolidated balance sheets.

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

JOBS Act

On April 5, 2012, JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. We elected the modified retrospective method for transition. Adoption of the ASU did not have a material impact on our financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 22, 2021, and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021, and June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q/A, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 29, 2021 (the “2020 Annual Report”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2020 Annual Report, except as described below.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result a material adverse effect on our ability to consummate an initial Business Combination.

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

Exhibit Number	Description

10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on November 16, 2021).
10.8

Forward Purchase Agreement, dated as of November 15, 2021, by and between Queen’s Gambit Growth Capital and ACM ARRT VII B, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on November 16, 2021).

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

Date: November 24, 2021