Form 10-K
period 2021-12-31
Queen's Gambit Growth Capital
filed 2022-03-30
CIK 1836190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Based on the closing price as reported on the Nasdaq Capital Market, the aggregate market value of the registrant’s ordinary shares held by non-affiliates on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $326.7 million determined using the per share closing price on the Nasdaq Capital Market on that date of $9.72. Shares of Class A common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes

As of March 30, 2022, 34,500,000 Class A ordinary shares, par value $0.0001 per share and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were outstanding.

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
•

the adverse impacts of the ongoing coronavirus disease 2019 (“COVID-19”) pandemic or current or anticipated military conflict, including between Russia and Ukraine, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) on our ability to consummate an initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;

ii

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

Management and Board of Directors

Victoria Grace, our Chief Executive Officer and a member of our board of directors, is a founding partner of Colle Capital Partners I, LP, an opportunistic, early stage technology venture fund and Chief Executive Officer and director of Queen’s Gambit Growth Capital II. Prior to founding Colle Capital, Ms. Grace was a partner at Wall Street Technology Partners LP, a mid-stage technology fund, from November 2000 to February 2014, and a director of Dresdner Kleinwort Wasserstein Private Equity Group from November 2000 to October 2004. In addition, Ms. Grace co-founded, co-managed and served as President of Work It, Mom! LLC, a network site for professional moms with an advertising revenue model from 2007 until its merger with another content company in 2012. She also served on the board of directors of VNV Global  Ltd., an investment company with a focus on companies with network effects from 2015 to 2021. Ms. Grace has worked with, and made investments in a broad range of companies, including enterprise software, wireless technologies, medical devices, health IT, FinTech, hardware, virtual reality and D2C retail companies. Notable investments that Ms. Grace either led or worked closely with include Apriso (acquired by Dassault Systemes), AZA Group (formerly BitPesa Ltd.), Lon, Inc. (d/b/a Bread) (acquired by Alliance Data Systems Operations), CargoX Ltd., Concourse Global Enrollment, Inc., Health Platforms Inc. (Doctor.com) (acquired by Press Ganey Associates LLC), EnsoData Inc., Hyliion Inc. (NYSE: HYLN), Maven Clinic Co., MaxBone, Inc., MetaStorm Inc. (acquired by OpenText Corporation), Netki, Inc., Numan, Parkside Securities, Inc., QMerit, Inc., Radar, Sensydia Corporation, Skopenow, Inc., Swiftmile, Inc., Syft (acquired by Recruit Holdings Co Ltd., owner of indeed.co.uk) and Vergent Bioscience, Inc. Ms. Grace received her Bachelor of Arts in economics and biochemistry from Washington University in St. Louis in 1997.

Anastasia Nyrkovskaya, our Chief Financial Officer, is currently the Chief Financial Officer of Queen’s Gambit Growth Capital II and Chief Financial Officer of of Fortune Media (USA) Corporation (“Fortune Media”), which she joined in April 2019, where she leads all aspects of finance and accounting, board relations, corporate development and multiple new initiatives, including a post-acquisition transition. Prior to joining Fortune Media, she served as Chief Financial Officer and Treasurer of Birchbox Inc., from July 2018 to February 2019, where she oversaw finance and accounting,  business intelligence and human resources, and the Chief Financial Officer of XpresSpa Group, Inc. (NASDAQ: XSPA) from May 2013 to August 2018, where she led finance and accounting functions, including SEC reporting and debt raises in the public markets. Prior to these roles, Mrs. Nyrkovskaya served as Vice President and Assistant Global Controller and Vice President, Corporate Finance and Business Development at NBCUniversal Media, LLC (“NBCUniversal”) from November 2006 to May 2013. While at NBCUniversal, she was the accounting and finance lead on numerous M&A transactions, including the original formation of HULU, LLC, as well as the acquisitions of The Weather Channel and Oxygen Network, among others.  Mrs. Nyrkovskaya started her career in Audit followed by Transaction Services at KPMG, LLP where she worked from September 1998 to November 2006.

We will also draw on the experience of our other board members:

Jennifer Barbetta, one of our independent directors, is the Chief Operating Officer and Senior Managing Director at Starwood Capital Group, a private investment firm with a primary focus on global real estate. Additionally, Ms. Barbetta is a director nominee of Queen’s Gambit Growth Capital II and currently serves on the board of directors Artisan Partners Asset Management Inc. and is a member of its Nominating and Corporate Governance Committee. Prior to joining Starwood Capital Group in 2019, Ms. Barbetta was a Partner and Managing Director at Goldman Sachs. While at Goldman Sachs from 1995 to 2019, Ms. Barbetta served in a variety of leadership roles, including as Chief Operating Officer and Global Head of Strategic Client Services of Goldman Sachs Asset Management from 2011 to 2016 and Chief Operating Officer of the Alternative Investments and Manager Selection business where she worked from 1997 to 2011. Ms. Barbetta currently serves on the Dean’s Advisory Council for the Villanova School of Business as of 2018 and the Emeritus Board of the Point Foundation as of 2017. Ms. Barbetta received a Bachelor of Science in Finance from Villanova University.

Cheryl Martin, Ph.D, one of our independent directors, is the Founder and Principal of Harwich Partners, LLC, a consulting firm that works with public and private sector entities to design and implement solutions for complex problems, especially those related to energy, sustainability and technology adoption. Dr. Martin is a director nominee for Queen’s Gambit Growth Capital II. From March 2016 to November 2018, Dr. Martin  was a member of the Managing Board of the World Economic Forum in Geneva, Switzerland, where she was responsible for a range of industry and innovation initiatives.  Prior to this, Dr. Martin served as Acting Director of the U.S. Department of Energy’s Advanced Research Projects Agency–Energy (“ARPA-E”) from 2013 to 2014. Dr. Martin additionally served as the Deputy Director for Commercialization at ARPA-E from August 2011 to March 2015, where she led the Technology-to-Market program, which helps breakthrough energy technologies succeed in the marketplace. Prior to joining ARPA-E, Dr. Martin was an Executive in Residence with Kleiner Perkins Caufield and Byers, a venture capital firm based in California from January 2010 to August 2011 and served as the interim Chief Executive Officer of Renmatix, a start-up company focused on renewable materials from March 2010 to August 2010. Dr. Martin also spent 20 years with Rohm and Haas Company, starting her career as a Senior Scientist for the Plastics Additive business and later in the Plastics Additive and Coatings businesses. In 2000, Dr. Martin was named Director, Investor Relations of Rohm and Haas Company, and later Director, Financial Planning. From 2005 to 2009, Dr. Martin was named General Manager of Rohm and Haas Company’s Adhesives and Sealants business in North America and was elected as Corporate Vice President as well as the General Manager for the Paint and Coatings Materials business in Europe, Middle East and Africa. Dr. Martin currently serves as Chair of the board of directors of Sound Agriculture Company as of May 2020. Dr. Martin additionally served as a member of the board of directors of Enbala Power Networks from March 2016 until its acquisition by Generac Power System in October 2020. Dr. Martin currently serves as a member of several non-profit boards of directors, including Philabundance, the greater Philadelphia region’s largest hunger relief organization, rejoining the board in September 2020 after prior board service from 2010 to 2016 as well as Clean Energy Trust and Elemental Excelerator. Dr. Martin earned a Bachelor of Arts in chemistry from the College of the Holy Cross, where she is currently a Trustee, and a Ph.D. in organic chemistry from the Massachusetts Institute of Technology (“MIT”).

Jill Putman, one of our independent directors, is the Chief Financial Officer at Jamf Holding Corp. (“Jamf”) (NASDAQ: JAMF), a comprehensive enterprise management software of the Apple platform, a member of the board of directors and chair of the Audit Committee of Integral Ad Science (NASDAQ: IAS), a global leader in digital ad verification, and is a director nominee of Queen’s Gambit Growth Capital II. Prior to joining Jamf in 2014, Ms. Putman served as Chief Financial Officer of Kroll Ontrack, a private-equity owned e-discovery firm from July 2011 to May 2014. Prior to her role at Kroll Ontrack, Inc., Ms. Putman was the Divisional Chief Financial Officer and Vice President of Finance at Lifetouch Inc. from 2010 to 2011, where she was responsible for driving strategic planning, controlling and reporting of financial reports, financial planning and analysis and policy development. Ms. Putman also served as Vice President of Finance at McAfee Corp. from 2008 to 2009, and Vice President of Global Finance and Treasurer of Secure Computing Corporation from 1997 until its acquisition by McAfee Corp. in 2008. Prior to joining Secure Computing Corporation, Ms. Putman held several finance positions at Target Corp. (Dayton Hudson Corporation) from 1993 to 1997. Ms. Putman additionally served as an auditor at KPMG LLP, serving in its audit practice, from 1990 to 1993.

Jeannine Sargent, one of our independent directors, serves in investment and advisory roles that are focused on industries ranging from AI-enabled solutions to energy and sustainability, including serving as an Advisor at Breakthrough Energy Ventures as of December 2018, Senior Advisor at Generation Investment Management LLP as of November 2017 and Operating Partner and Senior Advisor at Katalyst Ventures Management LLC, as of January 2018. Ms. Sargent is a director nominee of Queen’s Gambit Growth Capital II. From January 2012 to October 2017, Ms. Sargent held multiple executive leadership roles at Flex Ltd., a leading contract design, engineering and manufacturing company, including President of Innovation and New Ventures and President of Flex’s Energy business. Prior to joining Flex Ltd., Ms. Sargent served as Chief Executive Officer at Oerlikon Solar AG, a thin-film silicon solar photovoltaic module manufacturer, from 2007 to 2010 and Chief Executive Officer of Voyan Technology, an embedded systems software provider from 1996 to 2001. Additionally, Ms. Sargent served as Executive Vice President and General Manager at Veeco from 2004 to 2007. Ms. Sargent currently serves on the board of directors and audit committee of Synopsys Inc., an electronic design automation company that focuses on silicon design and verification, silicon intellectual property and software security and quality since September 2020, Fortive Corporation, a provider of essential technologies for connected workflow solutions, since February 2019, currently serving as Chair of the nominating & governance committee and member of the audit committee; and Proterra Inc., a leader in design and manufacture of zero-emission electric transit and EV technology, since October 2018 where she is the Lead Independent Director and serves on the audit committee. She is also a member of the board of trustees of Northeastern University since July 2017. Ms. Sargent previously served as a member of the board of directors at Cypress Semiconductor Corporation from December 2017 to May 2020.

Lone Fonss Schrøder, one of our independent directors, serves as the Chief Executive Officer at Concordium AG, the world’s first blockchain with protocol-level identity mechanism, as of February 2019. Ms. Fonss Schrøder is a director nominee of Queen’s Gambit Growth Capital II and currently sits on the boards of directors of IKEA

Group, Volvo Car Group, Aker Group (comprised of Akastor ASA and Aker Solutions ASA which merged with Kvaerner ASA in November 2020), the CSL Group Inc. and Geely Sweden Holdings. She previously served as Chairman of Saxo Bank A/S from 2014 to 2018, Audit Committee Chairman of Valmet Oy from 2014 to 2018, a member of the Credit & Audit Committee of Handelsbanken AB from 2009 to 2014, a member of the Audit Committee of Vattenfall AB from 2005 to 2012 and a member of the Audit Committee of Yara ASD from 2006 to 2011. Ms. Fonss Schrøder co-founded the FinTech company Cashworks, Inc. in 2016, and formerly served as President and Chief Executive Officer of Wallenius Lines from 2005 to 2010. Additionally, Ms. Fonss Schrøder spent 22 years at A.P. Moller Maersk, where she held several senior management positions, and founded Maersk Procurement and Star Air where she was responsible for the Car Carriers and Bulk division. She was also a Senior Advisor for Credit Suisse from 2014 to 2018 and a former partner of CMC Biologics A/S (which was acquired by AGC Biologics, Inc. in 2016). Ms. Fonss Schrøder received a Masters of Science in Law from the University of Copenhagen in 1987 and a Masters of Science in Economics from the Copenhagen Business School in 1984.

Elizabeth K. Weymouth, one of our independent directors, is the Founder, Managing Partner and Chair of the Investment Committee at Grafine Partners, LP, a boutique alternative asset management firm, and is a director nominee of Queen’s Gambit Growth Capital II. Prior to founding Grafine Partners, LP in 2018, Ms. Weymouth served as a Partner at Riverstone Holdings LLC, a private investment firm focused on growth capital investments in the energy industry, from 2007 to 2017, where Ms. Weymouth helped to institutionalize the firm and secured $27 billion of capital from global sources. Before joining Riverstone Holdings LLC, Ms. Weymouth was at J.P. Morgan serving in a variety of roles from 1994 to 2007, including serving as Managing Director at J.P. Morgan Private Bank and Head of Investments for the U.S. Northeast region, as well as serving on the Global Investment Leadership Team and Fiduciary Oversight Committee. Ms. Weymouth additionally served as a member of the firm’s Senior Women’s Leadership Forum and Mentoring Committee. Earlier in her career, Ms. Weymouth worked in London for Willis Corroon, PLC as an Associate in the Oil and Gas Division, negotiating insurance coverage for Fortune 50 energy companies with underwriters. Ms. Weymouth additionally served as Chair of the board of trustees of the University of Virginia Darden School of Business from 2016 to 2019, where she served as the first female chair in their history.

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

We may pursue an acquisition opportunity jointly with our Sponsor, or one or more affiliates, including Agility, Colle Capital and/or one or more of its portfolio companies, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing shareholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B ordinary shares, issuances or deemed issuances of Class A ordinary shares or equity-linked securities would result in an adjustment to the ratio at which Class B ordinary shares shall convert into Class A ordinary shares such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all ordinary shares outstanding upon completion of our Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding Class B ordinary shares agreed to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Our Sponsor and its affiliates have no obligation to make any such investment, and may compete with us for potential business combinations.

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

•	Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”
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

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

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

•	Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.
•

We have identified a material weakness in our internal control over financial reporting. This material weakness could affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID-19 outbreak and the status of debt and equity markets.

Our ability to consummate a business combination may be dependent on our ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable business combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

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

Our independent public registered accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, the Company had approximately $675,000 in its operating bank account and a working capital deficit of approximately $7.0 million. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of an initial Business Combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial Business Combination may not be successful. We currently have a mandatory liquidation date of January 23, 2023 to complete an initial Business Combination. Although we expect to complete an initial Business Combination on or prior to January 23, 2023, it is uncertain whether we will be able to do so. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to consummate an initial Business Combination or our inability to continue as a going concern.

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

Since the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

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

As a result, included on our balance sheet as of December 31, 2021 are derivative liabilities related to the embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner

Following the issuance of the SEC Staff Statement management identified a material weakness in our internal control over financial reporting related to the accounting for the warrants issued in connection with our Initial Public Offering. Our internal control over financial reporting did not result in the proper accounting classification of the warrants, which, due to its impact on our financial statements, we determined to be a material weakness. Following the issuance of the SEC Staff Statement, our management concluded that it was appropriate to restate our previously issued financial statements as of January 22, 2021, March 31, 2021 and June 30, 2021.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Any failure to maintain internal control over our financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could delay or disrupt our efforts to consummate an initial Business Combination.

We have taken a number of measures to remediate the material weaknesses described above; however, if are unable to remediate our material weaknesses in a timely manner or identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we may also be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our ability to consummate an initial business combination. We have expanded and improved our review process for complex securities and related accounting standards and continue to evaluate other steps to remediate the material weakness.

In addition, as a result of such material weakness, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial Business Combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Holders

At March 30, 2022, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares, one holder of record of our warrants and one holder of record of our Private Placement Warrants.

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

Item 6.	Reserved.

Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our” or the “Company” are to Queen’s Gambit Growth Capital, except where the context requires otherwise. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included in Item 1. Financial Statements located elsewhere in this Annual Report on Form 10-K. Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report on Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Recent Developments

Proposed Business Combination

On July 28, 2021, the Company entered into the Business Combination Agreement (“Business Combination Agreement”), by and among the Company, Swvl, Holdings, Pivotal Merger Sub Company I, a Cayman Islands exempted company with limited liability and wholly owned subsidiary of Holdings, and BVI Merger Sub. Subject to the satisfaction or waiver of the conditions to closing of the transactions contemplated by the Business Combination Agreement (the “Proposed Transactions”), as described in the Current Report on Form 8-K, filed with the SEC on July 28, 2021, the Transactions will effect an initial Business Combination between the Company and Swvl. The Business Combination Agreement and the Transactions contemplated thereby were unanimously approved by the boards of directors of each of the Company and Swvl.

In connection with the Proposed Transaction we filed our registration statement on Form F-4 (File No. 333-259800), as amended from time to time, with the SEC, by Holdings, on September 27, 2021 and were declared effective on March 15, 2022. A definitive prospectus/proxy statement on Form DEF 14A (File No. 001-39908) was filed by the Company with the SEC on March 15, 2022.

Business Combination Agreement Amendments

On January 31, 2022, the Company, Swvl, Holdings, Cayman Merger Sub and BVI Merger Sub entered into the First Amendment to the Business Combination Agreement (the “First Amendment”), pursuant to which, subject to terms and conditions therein, the parties thereto amended certain terms therein. Further, on March 3, 2022, the Company, Swvl, Holdings, Cayman Merger Sub and BVI Merger Sub entered into the Second Amendment to the Business Combination Agreement (the “Second Amendment”), pursuant to which, subject to the terms and conditions therein, the parties thereto extended the Outside Date (as defined in the Business Combination Agreement) to May 31, 2022.

Forward Purchase Agreement and FPA Termination Agreement

On November 15, 2021, the Company and ACM ARRT VII B, LLC, a Delaware limited liability company (“Seller”), entered into an agreement (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”) with respect to the Company’s Class A ordinary shares and the Class A ordinary shares, par value $0.0001, of Holdings, (“Holdings Common Shares A”) into which such Class A ordinary shares of the Company were to be converted in the Proposed Transactions. The Forward Purchase Agreement was subsequently terminated pursuant to that certain Termination Agreement dated and effective as of January 30, 2022 (“FPA Termination Agreement”), whereby the parties agreed that no further payments or deliveries are due by either party in respect of the Forward Purchase transaction (whether in cash, shares or otherwise) and agreed to release each other from any and all liabilities arising from, related to or in connection with the Forward Purchase Agreement, including with respect to Seller’s redemption rights. As a result of the termination of the Forward Purchase Agreement and pursuant to that FPA Termination Agreement, the Forward Purchase Agreement is of no further force and effect.

Subscription Agreement and Subscription Termination Agreement

On November 15, 2021, the Company, Swvl, and Holdings, entered into a subscription agreement (the “Subscription Agreement”), with an investor affiliated with the Seller (the “Subscriber”), pursuant to which the Subscriber agreed to purchase, and Holdings agreed to sell to the Subscriber, an aggregate of 200,000 newly issued Holdings Common Shares A for a purchase price of $10.00 per share and an aggregate purchase price of $2,000,000, in a private placement. The Subscription Agreement was entered into separately from and independently of the prior subscription agreements entered into by and between the Company, Swvl, Holdings, and a number of investors on July 28, 2021. On January 30, 2022, the Company, Swvl, Holdings, and the Subscriber entered into an agreement to terminate the Subscription Agreement (the “Subscription Termination Agreement”) effective as of such date. As a result of the termination of the Subscription Agreement pursuant to the Subscription Termination Agreement, the Subscription Agreement is of no further force and effect.

Liquidity and Going Concern

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

As of December 31, 2021, the Company had approximately $675,000 in its operating bank account and a working capital deficit of approximately $7.0 million.

In connection with our assessment of going concern considerations, management has determined that if we are unable to complete a Business Combination by January 23, 2023, then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as our working capital deficit raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Combination Period. We intend to complete a Business Combination before the mandatory liquidation date.

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue. Our entire activity since December 9, 2020 (inception) through the IPO Closing Date related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of investment income on our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the year ended December 31, 2021, we had a net loss of approximately $25.0 million which consisted of approximately $8.9 million in non-operating loss from the change in fair value of derivative warrant liabilities, approximately $9.5 million of general and administrative expenses, approximately $6.1 million of loss on issuance of private placement warrants, $200,00 in general and administrative – related party, and $488,000 of financing costs - derivative warrant, partly offset by approximately $92,000 in income from investment held in the Trust Account.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 Over-Allotment Units, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 22, 2021, in connection with the Initial Public Offering closing, the underwriters fully exercised their over-allotment option.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events, and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2021.

JOBS Act

On April 5, 2012, JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

This information appears following Item 15. “Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K and is included herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that  our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s audited balance sheet as of January 22, 2021 and its interim financial statements and Notes as reported in its SEC filings for the quarters ended March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021, due to the previously disclosed material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments.

This Annual Report on Form 10-K does not include an attestation report of our registered accounting firm due to a transition period established by the rules of the SEC for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2021, filed with the SEC on November 24, 2021.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current officers and directors are as follows:

Name	Age	Position
Victoria Grace*	46	Chief Executive Officer and Director
Anastasia Nyrkovskaya*	44	Chief Financial Officer
Jennifer Barbetta	48	Independent Director
Cheryl Martin, Ph.D.	58	Independent Director
Jill Putman	54	Independent Director
Jeannine Sargent	57	Independent Director
Lone Fonss Schroder	61	Independent Director
Elizabeth K. Weymouth	53	Independent Director

*	Denotes an executive officer.

Victoria Grace has been our Chief Executive Officer and a member of our board of directors since December 2020. Ms. Grace is a founding partner of Colle Capital Partners I, LP, an opportunistic, early stage technology venture fund and Chief Executive Officer and director of Queen’s Gambit Growth Capital II. Prior to founding Colle Capital, Ms. Grace was a partner at Wall Street Technology Partners LP, a mid-stage technology fund, from November 2000 to February 2014, and a director of Dresdner Kleinwort Wasserstein Private Equity Group from November 2000 to October 2004. In addition, Ms. Grace co-founded, co-managed and served as President of Work It, Mom! LLC, a network site for professional moms with an advertising revenue model from 2007 until its merger with another content company in 2012. She also served on the board of directors of VNV Global Ltd., an investment company with a focus on companies with network effects from 2015 until 2021. Ms. Grace has worked with, and made investments in a broad range of companies, including enterprise software, wireless technologies, medical devices, health IT, FinTech, hardware, virtual reality and D2C retail companies. Notable investments that Ms. Grace either led or worked closely with include Apriso (acquired by Dassault Systemes), AZA Group (formerly BitPesa Ltd.), Lon, Inc. (d/b/a Bread) (acquired by Alliance Data Systems Operations), CargoX Ltd., Concourse Global Enrollment, Inc., Health Platforms Inc. (Doctor.com) (acquired by Press Ganey Associates LLC), EnsoData Inc., Hyliion Inc. (NYSE: HYLN), Maven Clinic Co., MaxBone, Inc., MetaStorm Inc. (acquired by OpenText Corporation), Netki, Inc., Numan, Parkside Securities, Inc., QMerit, Inc., Radar, Sensydia Corporation, Skopenow, Inc., Swiftmile, Inc., Syft (acquired by Recruit Holdings Co Ltd., owner of indeed.co.uk) and Vergent Bioscience, Inc. Ms. Grace received her Bachelor of Arts in economics and biochemistry from Washington University in St. Louis in 1997.

Anastasia Nyrkovskaya has been our Chief Financial Officer since December 2020. Ms. Nyrkovskaya is currently the Chief Financial Officer of Queen’s Gambit Growth Capital II and Chief Financial Officer of Fortune Media (USA) Corporation (“Fortune Media”), which she joined in April 2019, where she leads all aspects of finance and accounting, board relations, corporate development and multiple new initiatives, including a post-acquisition transition. Prior to joining Fortune Media, she served as Chief Financial Officer and Treasurer of Birchbox Inc., from July 2018 to February 2019, where she oversaw finance and accounting, business intelligence and human resources, and the Chief Financial Officer of XpresSpa Group, Inc. (NASDAQ: XSPA) from May 2013 to August 2018, where she led finance and accounting functions, including SEC reporting and debt raises in the public markets. Prior to these roles, Mrs. Nyrkovskaya served as Vice President and Assistant Global Controller and Vice President, Corporate Finance and Business Development at NBCUniversal Media, LLC (“NBCUniversal”) from November 2006 to May 2013. While at NBCUniversal, she was the accounting and finance lead on numerous M&A transactions, including the original formation of HULU, LLC, as well as the acquisitions of The Weather Channel and Oxygen Network, among others. Mrs. Nyrkovskaya started her career in Audit followed by Transaction Services at KPMG, LLP where she worked from September 1998 to November 2006. Mrs. Nyrkovskaya is a Certified Public Accountant and received an advanced degree in Economics and Business Administration from Moscow State University of Publishing and Printing Arts in 1998.

Jennifer Barbetta, one of our independent directors, is the Chief Operating Officer and Senior Managing Director at Starwood Capital Group, a private investment firm with a primary focus on global real estate.

Additionally, Ms. Barbetta is a director nominee of Queen’s Gambit Growth Capital II and currently serves on the board of directors of Artisan Partners Asset Management Inc. and is a member of its Nominating and Corporate Governance Committee and Compensation Committee. Prior to joining Starwood Capital Group in 2019, Ms. Barbetta was a Partner and Managing Director at Goldman Sachs. While at Goldman Sachs from 1995 to 2019, Ms. Barbetta served in a variety of leadership roles, including as Chief Operating Officer and Global Head of Strategic Client Services of Goldman Sachs Asset Management from 2011 to 2016 and Chief Operating Officer of the Alternative Investments and Manager Selection business where she worked from 1997 to 2011. Ms. Barbetta currently serves on the Dean’s Advisory Council for the Villanova School of Business as of 2018 and the Emeritus Board of the Point Foundation as of 2017. Ms. Barbetta received a Bachelor of Science in Finance from Villanova University.

Cheryl Martin, Ph.D, one of our independent directors, is the Founder and Principal of Harwich Partners, LLC, a consulting firm that works with public and private sector entities to design and implement solutions for complex problems, especially those related to energy, sustainability and technology adoption. Dr. Martin is a director nominee for Queen’s Gambit Growth Capital II. From March 2016 to November 2018, Dr. Martin was a member of the Managing Board of the World Economic Forum in Geneva, Switzerland, where she was responsible for a range of industry and innovation initiatives. Prior to this, Dr. Martin served as Acting Director of the U.S. Department of Energy’s Advanced Research Projects Agency–Energy (“ARPA-E”) from 2013 to 2014. Dr. Martin additionally served as the Deputy Director for Commercialization at ARPA-E from August 2011 to March 2015, where she led the Technology-to-Market program, which helps breakthrough energy technologies succeed in the marketplace. Prior to joining ARPA-E, Dr. Martin was an Executive in Residence with Kleiner Perkins Caufield and Byers, a venture capital firm based in California from January 2010 to August 2011 and served as the interim Chief Executive Officer of Renmatix, a start-up company focused on renewable materials from March 2010 to August 2010. Dr. Martin also spent 20 years with Rohm and Haas Company, starting her career as a Senior Scientist for the Plastics Additive business and later in the Plastics Additive and Coatings businesses. In 2000, Dr. Martin was named Director, Investor Relations of Rohm and Haas Company, and later Director, Financial Planning. In 2005, Dr. Martin was named General Manager of Rohm and Haas Company’s Adhesives and Sealants business in North America. In 2017, she was elected as Corporate Vice President and named General Manager for the Paint and Coatings Materials business in Europe, Middle East and Africa, a position she held until 2009. Dr. Martin currently serves as Chair of the board of directors of Sound Agriculture Company as of May 2020. Dr. Martin additionally served as a member of the board of directors of Enbala Power Networks from March 2016 until its acquisition by Generac Power System in October 2020. Dr. Martin currently serves as a member of several non-profit boards of directors, including Philabundance, the greater Philadelphia region’s largest hunger relief organization, rejoining the board in September 2020 after prior board service from 2010 to 2016 as well as Clean Energy Trust and Elemental Excelerator. Dr. Martin earned a Bachelor of Arts in chemistry from the College of the Holy Cross, where she is currently a Trustee, and a Ph.D. in organic chemistry from the Massachusetts Institute of Technology.

Jill Putman, one of our independent directors, is the Chief Financial Officer at Jamf Holding Corp. (“Jamf”) (NASDAQ: JAMF), a comprehensive enterprise management software of the Apple platform, a member of the board of directors and chair of the Audit Committee of Integral Ad Science (NASDAQ: IAS), a global leader in digital ad verification, and is a director nominee of Queen’s Gambit Growth Capital II. Prior to joining Jamf in 2014, Ms. Putman served as Chief Financial Officer of Kroll Ontrack, Inc., a private-equity owned e-discovery firm from July 2011 to May 2014. Prior to her role at Kroll Ontrack, Inc., Ms. Putman was the Divisional Chief Financial Officer and Vice President of Finance at Lifetouch Inc. from 2010 to 2011, where she was responsible for driving strategic planning, controlling and reporting of financial reports, financial planning and analysis and policy development. Ms. Putman also served as Vice President of Finance at McAfee Corp. from 2008 to 2009, and Vice President of Global Finance and Treasurer of Secure Computing Corporation from 1997 until its acquisition by McAfee Corp. in 2008. Prior to joining Secure Computing Corporation, Ms. Putman held several finance positions at Target Corp. (Dayton Hudson Corporation) from 1993 to 1997. Ms. Putman additionally served as an auditor at KPMG LLP, serving in its audit practice, from 1990 to 1993. Ms. Putman received a bachelor’s degree in Accounting and Psychology from Luther College in 1989, an Masters of Business Administration in Finance from the University of St. Thomas – Opus College of Business in 1996 and is an inactive CPA.

Jeannine Sargent, one of our independent directors, currently serves in investment and advisory roles that are focused on industries ranging from AI-enabled solutions to the energy transition and sustainability, including serving as an Advisor at Breakthrough Energy Ventures as of December 2018, Senior Advisor at Generation

Investment Management LLP as of November 2017 and Operating Partner and Senior Advisor at Katalyst Ventures Management LLC, as of January 2018. Ms. Sargent is a director nominee for Queen’s Gambit Growth Capital II. From January 2012 to October 2017, Ms. Sargent held multiple executive leadership roles at Flex Ltd., a leading global design, engineering and manufacturing company, including President of Innovation and New Ventures and President of Flex’s Energy business. Prior to joining Flex Ltd., Ms. Sargent served as Chief Executive Officer at Oerlikon Solar AG, a thin-film silicon solar photovoltaic module manufacturer, from 2007 to 2010 and Chief Executive Officer of Voyan Technology, an embedded systems software provider from 1996 to 2001. Additionally, Ms. Sargent served as Executive Vice President and General Manager at Veeco from 2004 to 2007. Ms. Sargent currently serves on the board of directors and audit committee of Synopsys Inc., an electronic design automation company that focuses on silicon design and verification, silicon intellectual property and software security and quality since September 2020, Fortive Corporation, a provider or essential technologies for connected workflow solutions since February 2019, currently serving as Chair of the nominating & governance committee and member of the audit committee; and Proterra Inc., a leader in the design and manufacture of zero-emission electric transit and EV technology since October 2018 where she is the Lead Independent Director and serves on the audit committee. She is also a member of the board of trustees of Northeastern University since July 2017. Ms. Sargent previously served as a member of the board of directors at Cypress Semiconductor Corporation from December 2017 to May 2020. Ms. Sargent received a Bachelor of Science, magna cum laude, in Chemical Engineering, from Northeastern University in 1987 and holds certificates from the executive development programs at the Massachusetts Institute of Technology – Sloan School of Management, IMD Business School, Harvard University, Stanford University Graduate School of Business and Stanford Law School, as well as a CERT certificate of cyber risk oversight from the National Association of Corporate Directors in conjunction with Carnegie Mellon University.

Lone Fonss Schrøder, one of our independent directors, currently serves as the Chief Executive Officer at Concordium AG, the world’s first blockchain with protocol-level identity mechanism, as of February 2019. Ms. Fonss Schrøder is a director nominee of Queen’s Gambit Growth Capital II and currently sits on the boards of directors of IKEA Group, Volvo Car Group, Aker Group (comprised of Akastor ASA and Aker Solutions ASA which merged with Kvaerner ASA in November 2020), the CSL Group Inc. and Geely Sweden Holdings. She previously served as Chairman of Saxo Bank A/S from 2014 to 2018, Audit Committee Chairman of Valmet Oy from 2014 to 2018, a member of the Credit & Audit Committee of Handelsbanken AB from 2009 to 2014, a member of the Audit Committee of Vattenfall AB from 2005 to 2012 and a member of the Audit Committee of Yara ASD from 2006 to 2011. Ms. Fonss Schrøder co-founded the fintech company Cashworks, Inc. in 2016, and formerly served as President and Chief Executive Officer of Wallenius Lines from 2005 to 2010. Additionally, Ms. Fonss Schrøder spent 22 years at A.P. Moller Maersk, where she held several senior management positions, and founded Maersk Procurement and Star Air where she was responsible for the Car Carriers and Bulk division. She was also a Senior Advisor for Credit Suisse from 2014 to 2018 and a former partner of CMC Biologics A/S (which was acquired by AGC Biologics, Inc. in 2016). Ms. Fonss Schrøder received a Masters of Science in Law from the University of Copenhagen in 1987 and a Masters of Science in Economics from the Copenhagen Business School in 1984.

Elizabeth K. Weymouth, one of our independent directors, is the Founder, Managing Partner and Chair of the Investment Committee at Grafine Partners, LP, a boutique alternative asset management firm and is a director nominee of Queen’s Gambit Growth Capital II. Prior to founding Grafine Partners, LP in 2018, Ms. Weymouth served as a Partner at Riverstone Holdings LLC, a private investment firm focused on growth capital investments in the energy industry, from 2007 to 2017, where Ms. Weymouth helped to institutionalize the firm and secured $27 billion of capital from global sources. Before joining Riverstone Holdings LLC, Ms. Weymouth was at J.P. Morgan serving in a variety of roles from 1994 to 2007, including serving as Managing Director at J.P. Morgan Private Bank and Head of Investments for the U.S. Northeast region, as well as serving on the Global Investment Leadership Team and Fiduciary Oversight Committee. Ms. Weymouth additionally served as a member of the firm’s Senior Women’s Leadership Forum and Mentoring Committee. Earlier in her career, Ms. Weymouth worked in London for Willis Corroon, PLC as an Associate in the Oil and Gas Division, negotiating insurance coverage for Fortune 50 energy companies with underwriters. Ms. Weymouth additionally served as Chair of the board of trustees of the University of Virginia Darden School of Business from 2016 to 2019, where she served as the first female chair in their history. Ms. Weymouth earned a Bachelor of Arts from the University of Virginia in 1989 and a Masters of Business Administration from the Darden Graduate School of Business in 1994.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to us, we believe that, during the year ended December 31, 2021, our directors, officers and ten percent holders complied with all filing requirements under Section 16(a) of the Exchange Act.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2022 by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Share
Five Percent (5%) Holders
Queen’s Gambit Holdings LLC (our Sponsor)(3)	8,625,000	20.0%
Luxor Capital Partners, LP(4)	887,272	2.1%
Aristeia Capital, L.L.C. (5)	2,553,525	5.9%
Directors and Named Executive Officers
Victoria Grace(3)	8,625,000(5)	20.0%
Anastasia Nyrkovskaya	―	―
Jennifer Barbetta	―	―
Cheryl Martin, Ph.D.	―	―
Jill Putman	―	―
Jeannine Sargent	―	―
Lone Fonss Schroder	―	―
Elizabeth K. Weymouth	―	―
All directors and executive officers as a group (8 Individuals)	8,625,000(6)	20.0%

*	Less than one percent.
(1)

This table is based on 43,125,000 ordinary shares outstanding at March 30, 2022, of which 34,500,000 were Class A ordinary shares and 8,625,000 were Class B ordinary shares. Unless otherwise noted, the business address of each of the following entities or individuals is 55 Hudson Yards, 44th Floor, New York, NY 10001.

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
(4)

Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2022, on behalf of Luxor Capital Partners, LP (the “Onshore Fund”), Luxor Capital Partners Offshore Master Fund, LP (the “Offshore Master Fund”), Luxor Capital Partners Offshore, Ltd. (the “Offshore Feeder Fund”), Lugard Road Capital Master Fund, LP (the “Lugard Master Fund”), Luxor Wavefront, LP (the “Wavefront Fund”), Luxor Gibraltar, LP – Series I (“Series I”), Luxor Capital Partners Long, LP (the “Long Fund”), LCG Holdings, LLC (“LCG Holdings”), Lugard Road Capital GP, LLC (“Lugard GP”), Luxor Capital Group, LP (“Luxor Capital Group”), Luxor Management, LLC (“Luxor Management”), Jonathan Green and Christian Leone, the Onshore Fund beneficially owns 7,001 Class A ordinary shares. The Offshore Master Fund beneficially owns 4,266 Class A ordinary shares. The Offshore Feeder Fund, as the owner of a controlling interest in the Offshore Master Fund, may be deemed to beneficially own the Class A ordinary shares beneficially owned by the Offshore Master Fund. The Lugard Master Fund beneficially owns 874,358 Class A ordinary shares. The Wavefront Fund beneficially owns 1,424 Class A ordinary shares. The Long Fund beneficially owns 0 Class A ordinary shares. Series I beneficially owns 223 Class A ordinary shares. LCG Holdings, as the general partner of the Onshore Fund, the Offshore Master Fund, the Wavefront Fund and the Long Fund may be deemed to beneficially own the 12,914 Class A ordinary shares beneficially owned by the Onshore Fund, the Offshore Master Fund, the Wavefront Fund and the Long Fund. Lugard GP, as the general partner of the Lugard Master Fund, may be deemed to beneficially own the 874,358 Class A ordinary shares beneficially owned by the

Lugard Master Fund. Mr. Green, as a managing member of Lugard GP, may be deemed to beneficially own the 874,358 Class A ordinary shares beneficially owned by Lugard GP. Luxor Capital Group, as the investment manager of the Onshore Fund, the Offshore Feeder Fund, the Offshore Master Fund, the Lugard Master Fund, the Wavefront Fund and the Long Fund (collectively, the “Funds”), may be deemed to beneficially own the 887,272 Class A ordinary shares beneficially owned by the Funds. Luxor Management, as the general partner of Luxor Capital Group, may be deemed to beneficially own the 887,272 Class A ordinary shares beneficially owned by Luxor Capital Group. Mr. Leone, as the managing member of Luxor Management, may be deemed to beneficially own the 887,272 Class A ordinary shares beneficially owned by Luxor Management. The principal business address of each of the Onshore Fund, the Wavefront Fund, the Long Fund, Luxor Capital Group, Luxor Management, Lugard GP, LCG Holdings, Mr. Green and Mr. Leone is 1114 Avenue of the Americas, 28th Floor, New York, New York 10036. The principal business address of each of the Offshore Master Fund, the Offshore Feeder Fund and the Lugard Master Fund is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

(4)

Pursuant to a Schedule 13G filed with the SEC on February 14, 2022. Aristeia Capital, L.L.C. is the investment manager of, and has voting and investment control with respect to the securities described herein held by, one or more private investment funds. The principal business address of Aristeia Capital, L.L.C. is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

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

In connection with the execution of the Business Combination Agreement, on July 28, 2021, Swvl Inc., a British Virgin Islands business company limited by shares incorporated under the laws of the British Virgin Islands (“Swvl”), the Company, Pivotal Holdings Corp, a British Virgin Islands business company limited by shares incorporated under the laws of the British Virgin Islands (“Holdings”), our Sponsor and certain security holders of Swvl (“Reg Rights Holders”) entered into the Registration Rights Agreement. Pursuant to the Registration Rights

Agreement, within 20 business days after the consummation of the Company Merger, Holdings is required to (a) file with the SEC a registration statement (the “Resale Registration Statement”) registering the resale of certain securities of Holdings held by the Reg Rights Holders and (b) use its reasonable best efforts to cause the Resale Registration Statement to become effective as soon as reasonably practicable after the filing thereof. Under the Registration Rights Agreement, the Reg Rights Holders may demand up to (i) three underwritten offerings and (ii) within any 12-month period, two block trades or “at-the-market” or similar registered offerings of their Registrable Securities through a broker or agent. The Reg Rights Holders will also be entitled to customary piggyback registration rights.

Sponsor Agreement

Concurrently with the execution of the Business Combination Agreement, Sponsor entered into a letter agreement (the “Sponsor Agreement”) with the Company and Swvl, pursuant to which, among other things, the Sponsor agreed (a) to waive its anti-dilution rights set forth in the organizational documents of the Company and (following the SPAC Merger (as defined therein)) Holdings, as applicable, (b) to vote all shares of the Company held by it in favor of the adoption and approval of the Business Combination Agreement and the Proposed Transactions, and, subject to certain other exceptions, (c) not transfer the Holdings Common Shares A or Holdings Warrants (or Holdings Common Shares A underlying such warrants) until the earlier of (a) one year after the Closing or (b) (x) the first date on which the last sale price of the Holdings Common Shares A equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing (y) the date on which Holdings completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Holdings’ shareholders having the right to exchange their Holdings Common Shares A for cash, securities or other property subsequent to the Closing and (z) in the case of the Holdings Warrants (or Holdings Common Shares A underlying such warrants), until 30 days after the Closing.

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

Out independent registered public accounting firm is WithumSmith+Brown, PC, or Withum, New York, New York, PCAOB ID No: 100. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from December 9, 2020 (inception) to December 31, 2020 and of services rendered in connection with our Initial Public Offering, totaled $28,325 and $192,095, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2021 and the period from December 9, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We incurred $3,090 of tax fees to WithumSmith+Brown, PC during the period from January 1, 2021 (commencement of operations) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the period from January 1, 2021 (commencement of operations) through December 31, 2021.

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

2.1#

Business Combination Agreement, dated as of July 28, 2021, by and among Queen’s Gambit Growth Capital, Pivotal Merger Sub Company I, Pivotal Merger Sub Company II Limited, Swvl Inc. and Pivotal Holdings Corp (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-39908) filed with the SEC on July 28, 2021).

2.2#

First Amendment to the Business Combination Agreement, dated as of January 31, 2022, by and among Queen’s Gambit Growth Capital, Swvl Inc., Pivotal Holdings Corp., Pivotal Merger Sub Company I and Pivotal Merger Sub Company II Limited (incorporated by reference to Annex A-2 to Pivotal Holdings Corp.’s Registration Statement on Form F-4 (File No. 333-259800) filed with the SEC on February 1, 2022).

2.3#

Second Amendment to the Business Combination Agreement, dated as of March 3, 2022, by and among Queen’s Gambit Growth Capital, Swvl Inc., Pivotal Holdings Corp, Pivotal Merger Sub Company I and Pivotal Merger Sub Company II Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on March 8, 2022).

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

4.5

Description of Securities of Queen’s Gambit Growth Capital (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-39908) filed with the SEC on March 29, 2021).

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

10.9

Pivotal Holdings Corp Shareholders’ Agreement, dated July 28, 2021 by and among Pivotal Holdings Corp, Sponsor and certain shareholders of Pivotal Holdings Corp (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on July 28, 2021).

Exhibit Number	Description

10.10

Registration Rights Agreement, dated July 28, 2021 by and among Swvl Inc., Queen’s Gambit Growth Capital, Sponsor, Pivotal Holdings Corp and certain shareholders of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on July 28, 2021).

10.11

Sponsor Agreement, dated July 28, 2021 by and among Queen’s Gambit Growth Capital, Pivotal Holdings Corp and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on July 28, 2021).

10.12

Forward Purchase Agreement, dated as of November 15, 2021, by and between Queen’s Gambit Growth Capital and ACM ARRT VII B, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on November 15, 2021).

10.13

Termination of Forward Purchase Agreement, dated as of January 30, 2022, by and between Queen’s Gambit Growth Capital and ACM ARRT VII B, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on February 1, 2022).

10.14	Form of Subscription Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on November 15, 2021).

10.15	Termination of Subscription Agreement (incorporated by reference to the Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on February 1, 2022).

10.16

Swvl Inc. Transaction Support Agreement, dated July 28, 2021 by and among Queen’s Gambit Growth Capital, Swvl Inc., certain shareholders of Swvl Inc. and certain holders of Swvl Inc.’s convertible notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on July 28, 2021).

10.17	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39908) filed with the SEC on July 28, 2021).

10.18	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No 001-39908) filed with the SEC on July 28, 2021).

24.1*	Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	All schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEEN’S GAMBIT GROWTH CAPITAL

Date: March 30, 2022	By:	/s/ Victoria Grace
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

Name	Title	Date

/s/ Victoria Grace	Chief Executive Officer, President and	March 30, 2022
Victoria Grace	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Anastasia Nyrkovskaya	Chief Financial Officer	March 30, 2022
Anastasia Nyrkovskaya	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jennifer Barbetta	Director	March 30, 2022
Jennifer Barbetta

/s/ Cheryl Martin	Director	March 30, 2022
Cheryl Martin

/s/ Jill Putman	Director	March 30, 2022
Jill Putman

/s/ Jeannine Sargent	Director	March 30, 2022
Jeannine Sargent

/s/ Lone Fonss Schroder	Director	March 30, 2022
Lone Fonss Schroder

/s/ Elizabeth K. Weymouth	Director	March 30, 2022
Elizabeth K. Weymouth

QUEEN’S GAMBIT GROWTH CAPITAL

INDEX TO FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheet as of December 31, 2021 and 2020	F-3

Statement of Operations for the Year Ended December 31, 2021 and for the period from December 9, 2020 (inception) through December 31, 2020	F-4

Statement of Changes in Shareholders’ Equity for the Year Ended December 31, 2021 and for the period from December 9, 2020 (inception) through December 31, 2020	F-5

Statement of Cash Flows for the Year Ended December 31, 2021 and for the period from December 9, 2020 (inception) through December 31, 2020	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Queen’s Gambit Growth Capital

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Queen’s Gambit Growth Capital (the “Company”), as of December 31, 2021 and 2020, the related statement of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2021 and the period from December 9, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from December 9, 2020 (inception) through December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As described in Note 2 to the financial statements, the Company’s previously issued January 22, 2021 financial statement has been restated herein to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 22, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 30, 2022

PCAOB ID Number 100

QUEEN’S GAMBIT GROWTH CAPITAL

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$674,711	$-
Due from related party	25,848	-
Prepaid expenses	520,270	-
Total current assets	1,220,829	-
Deferred offering costs	-	280,543
Investments held in Trust Account	345,092,122	-
Total Assets	$346,312,951	$280,543

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit):
Current liabilities:
Accounts payable	$789,005	$10,000
Accrued expenses	7,430,257	189,513
Note payable - related party	-	67,543
Total current liabilities	8,219,262	267,056
Deferred underwriting commissions	9,996,000	-
Derivative warrant liabilities	33,813,310	-
Total liabilities	52,028,572	267,056

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares and 0 shares at a $10.00 per share redemption value for December 31, 2021 and 2020, respectively	345,000,000	-

Shareholders' Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2021 and December 31, 2020	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of December 31, 2021, and December 31, 2020	863	863
Additional paid-in capital	-	24,137
Accumulated deficit	(50,716,484)	(11,513)
Total shareholders' equity (deficit)	(50,715,621)	13,487
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$346,312,951	$280,543

The accompanying notes are an integral part of these financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For The Period From December 9, 2020 (Inception) Through December 31, 2020
General and administrative expenses	$9,537,064	$11,513
General and administrative expense - related party	200,000	-
Loss from operations	(9,737,064)	(11,513)

Other Income (expenses)
Change in fair value of derivative warrant liabilities	(8,856,310)	-
Financing costs - derivative warrant liabilities	(488,173)	-
Loss on issuance of private placement warrants	(6,052,000)	-
Interest Income	136	-
Income from investments held in the Trust Account	92,122	-
Net loss	(25,041,289)	(11,513)

Weighted average shares outstanding, Class A ordinary shares, basic and diluted	32,515,068	-

Basic and diluted net loss per ordinary share, Class A	$(0.61)	$-

Weighted average shares outstanding, Class B ordinary shares, basic and diluted	8,560,274	7,500,000

Basic and diluted net loss per ordinary share, Class B	$(0.61)	$-

The accompanying notes are an integral part of these financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(11,513)	$13,487
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,137)	(25,663,682)	(25,687,819)
Net loss	-	-	-	-	-	(25,041,289)	(25,041,289)
Balance - December 31, 2021	-	$-	8,625,000	$863	$-	$(50,716,484)	$(50,715,621)

For The Period From December 9, 2020 (Inception) Through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 9, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(11,513)	(11,513)
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(11,513)	$13,487

The accompanying notes are an integral part of these financial statements.

QUEEN’S GAMBIT GROWTH CAPITAL

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2021	For The Period From December 9, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(25,041,289)	$(11,513)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	209	-
Change in the fair value of derivative liabilities	8,856,310	-
Loss on issuance of private placement warrants	6,052,000	-
Due from related party	(25,848)	-
Income from investments held in the Trust Account	(92,122)	-
Financing cost - derivative warrant liabilities	488,173	-
Changes in operating assets and liabilities:
Prepaid expenses	(520,270)	-
Accounts payable	826,005	-
Accrued expenses	7,311,744	11,513
Net cash used in operating activities	(2,145,088)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)	-
Net cash used in investing activities	(345,000,000)	-

Cash Flows from Financing Activities:

Repayment of note payable to related party	(90,786)	-
Proceeds received from initial public offering, gross	345,000,000	-
Proceeds received from private placement	8,900,000	-
Offering costs paid	(5,989,415)	-
Net cash provided by financing activities	347,819,799	-

Net change in cash	674,711	-

Cash - beginning of the period	-	-
Cash - end of the period	$674,711	$-

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable	$-	$10,000
Offering costs included in accrued expenses	$70,000	$178,000
Offering costs paid by related party under promissory note	$23,034	$67,543
Deferred offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$-	$25,000
Deferred underwriting commissions	$9,996,000	$-

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from December 9, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Queen’s Gambit Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 19, 2021. On January 22, 2021, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $16.2 million, of which approximately $10.0 million was for deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,933,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.9 million (Note 5).

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

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

In connection with the Proposed Transaction, we filed our registration statement on Form F-4 (File No. 333-259800), as amended from time to time, with the SEC, by Holdings, on September 27, 2021 and were declared effective on March 15, 2022. A definitive prospectus/proxy statement on Form DEF 14A (File No. 001-39908) was filed by the Company with the SEC on March 15, 2022.

Business Combination Agreement Amendments

On January 31, 2022, the Company, Swvl, Holdings, Cayman Merger Sub and BVI Merger Sub entered into the First Amendment to the Business Combination Agreement (the “First Amendment”), pursuant to which, subject to terms and conditions therein, the parties thereto amended certain terms therein. Further, on March 3, 2022, the Company, Swvl, Holdings, Cayman Merger Sub and BVI Merger Sub entered into the Second Amendment to the Business Combination Agreement (the “Second Amendment”), pursuant to which, subject to the terms and conditions therein, the parties thereto extended the Outside Date (as defined in the Business Combination Agreement) to May 31, 2022.

Forward Purchase Agreement and FPA Termination Agreement

On November 15, 2021, the Company and ACM ARRT VII B, LLC, a Delaware limited liability company (“Seller”), entered into an agreement (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”) with respect to the Company’s Class A ordinary shares and the Class A ordinary shares, par value $0.0001, of Holdings, (“Holdings Common Shares A”) into which such Class A ordinary shares of the Company were to be converted in the Proposed Transactions. The Forward Purchase Agreement was subsequently terminated pursuant to that certain Termination Agreement dated and effective as of January 30, 2022 (“FPA Termination Agreement”), whereby the parties agreed that no further payments or deliveries are due by either party in respect of the Forward Purchase transaction (whether in cash, shares or otherwise) and agreed to release each other from any and all liabilities arising from, related to or in connection with the Forward Purchase Agreement, including with respect to Seller’s redemption rights. As a result of the termination of the Forward Purchase Agreement and pursuant to that FPA Termination Agreement, the Forward Purchase Agreement is of no further force and effect.

Subscription Agreement and Subscription Termination Agreement

On November 15, 2021, the Company, Swvl, and Holdings, entered into a subscription agreement (the “Subscription Agreement”), with an investor affiliated with the Seller (the “Subscriber”), pursuant to which the Subscriber agreed to purchase, and Holdings agreed to sell to the Subscriber, an aggregate of 200,000 newly issued Holdings Common Shares A for a purchase price of $10.00 per share and an aggregate purchase price of $2,000,000, in a private placement. The Subscription Agreement was entered into separately from and independently of the prior subscription agreements entered into by and between the Company, Swvl, Holdings, and a number of investors on July 28, 2021. On January 30, 2022, the Company, Swvl, Holdings, and the Subscriber entered into an agreement to terminate the Subscription Agreement (the “Subscription Termination Agreement”) effective as of such date. As a result of the termination of the Subscription Agreement pursuant to the Subscription Termination Agreement, the Subscription Agreement is of no further force and effect.

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

The Proposed Transaction is subject to customary closing conditions and is further described in the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2021. The Business Combination Agreement and the

form of PIPE Subscription Agreement are included with the Current Report on Form 8-K filing and the 8-K filed with the SEC on November 15, 2021.

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $675,000 its operating bank account and working capital deficit of approximately $7.0 million.

     In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern” management has determined that if the Company is unable to complete a Business Combination by January 23, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

Note 2 — Restatement of Previously Reported Financial Statement

In preparation of the Company’s financial statements for the year ended December 31, 2021, the Company concluded it should restate its previously issued audited balance sheet as of January 22, 2021 as reported in the Company’s Form 8-K for the audited balance sheet as of January 22, 2021 (“Post-IPO Balance Sheet”) to classify all Class A ordinary shares subject to redemption in temporary equity and to classify its outstanding warrants as liabilities.

In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Memorandum and Articles of Association currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company restated this interpretation to include temporary equity in net tangible assets.

Additionally, the Company reevaluated the accounting treatment of (i) the 11,500,000 warrants (the “Public Warrants”) that were included in the units issued by the Company in its Initial Public Offering and (ii) the 5,933,333 Private Placement Warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (together with the Public Warrants, the “Warrants”). The Company previously classified the Warrants in shareholders’ equity. In further consideration of the guidance in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each subsequent reporting date, with changes in fair value recognized in income and losses.

In accordance with FASB ASC Topic 340, “Other Assets and Deferred Costs,” as a result of the classification of the Warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and Class A ordinary shares included in the Units.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statement that contained the error, reported in the Company’s Form 8-K for the audited balance sheet as of January 22, 2021. Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and to classify all outstanding Warrants as liabilities. As such, the Company is reporting the restatements to the Post-IPO Balance Sheet in this annual report. The previously presented Post-IPO Balance Sheet should no longer be relied upon.

The impact of the restatement to the Post-IPO Balance Sheet is the reclassification of 2,495,700 Class A ordinary shares from permanent equity to Class A ordinary shares subject to possible redemption and reclassification of approximately $25.0 million of Warrants as liabilities as presented below:

	As of January 22, 2021
`	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$348,214,800	$-	$348,214,800
Liabilities, Class A ordinary shares subject to redemption and shareholders' equity
Total current liabilities	$489,478	$-	$489,478
Deferred underwriting commissions	9,996,000	-	9,996,000
Derivative warrant liabilities	-	24,957,000	24,957,000
Total liabilities	10,485,478	24,957,000	35,442,478
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	332,729,320	12,270,680	345,000,000
Shareholders' equity
Preferred stock - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	123	(123)	-
Class B ordinary shares - $0.0001 par value	863	-	863
Additional paid-in-capital	5,037,397	(5,037,397)	-
Accumulated deficit	(38,381)	(32,190,160)	(32,228,541)
Total shareholders' equity	5,000,002	(37,227,680)	(32,227,678)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders' equity	$348,214,800	$-	$348,214,800
Shares of Class A ordinary shares subject to redemption	33,272,932	1,227,068	34,500,000
Shares of Class A non-redeemable ordinary shares	1,227,068	(1,227,068)	-

Note 3—Summary of Significant Accounting Policies and Basis of Presentation

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and 2020, there were no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of December 31, 2021 and 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of Class A ordinary shares upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.5 million is included in financing cost-derivative warrant liabilities in the consolidated statements of operations and $15.7 million were charged against the carrying value of Class A ordinary shares. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares

(including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events, and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Year Ended December 31, 2021

	Class A	Class B
Net loss per ordinary share:
Numerator:
Allocation of net loss	$(19,822,579)	$(5,218,710)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	32,515,068	8,560,274

Basic and diluted net loss per ordinary share	$(0.61)	$(0.61)

	For the Period from December 9, 2020 (inception) Through December 31, 2020

	Class A	Class B
Net loss per ordinary share:
Numerator:
Allocation of net loss	$-	$(11,513)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	-	7,500,000

Basic and diluted net loss per ordinary share	$-	$(0.00)

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 4—Initial Public Offering

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

Each Unit consists of one Class A ordinary share, par value $0.0001 per share and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5—Related Party Transactions

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

The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date the Company’s securities were first listed on the NASDAQ, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company would cease paying these monthly fees. On June 21, 2021, the Company entered into an amended letter agreement (the “Amended Administrative Support Agreement”), by and between the Company and the Sponsor, to confirm the agreement of the Company and the Sponsor that, to the extent requested by the Company, the Sponsor shall make available to the Company certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company, and, upon the Sponsor’s request and provision of documentation evidencing the reasonable amounts incurred to provide such office space or support, the Company shall reimburse the Sponsor for such amounts in cash, provided that such reimbursement shall not exceed $240,000 in the aggregate. As of December 31, 2021 and 2020, the Company incurred $200,000 and $0 for administrative support, respectively.

Due from Related Party

As of December 31, 2021, we had $26,000 due from an affiliate of our Sponsor related to the Company’s payment of invoices for shared vendors.

Note 6—Commitments & Contingencies

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

Note 7—Derivative Warrant Liabilities

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

Note 8—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 350,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 34,500,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled on the following table:

Gross proceeds from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(10,005,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(15,682,819)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	25,687,819
Class A ordinary shares subject to possible redemption	$345,000,000

Note 9—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there was 34,500,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets (see Note 8). As of December 31, 2020, there were no non-redeemable Class A ordinary shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. As of December 31, 2020, 8,625,000 Class B ordinary shares were issued and outstanding, which reflected the share capitalizations as discussed in Note 5 and Note 10. Of the 8,625,000 Class B ordinary shares issued and outstanding, up to 1,125,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (see Note 5). On January 22, 2021, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 Class B ordinary shares were no longer subject to forfeiture. As a result, as of December 31, 2021 and 2020, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

Note 10—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual Funds	$345,092,122	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$7,362,560	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$26,450,750

There were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2020.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as the Public Warrants were separately listed and traded in March 2021. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2021.

Level 1 assets include investments in mutual funds that invest in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Public Warrants have been measured based on the listed market price of such warrants, a Level 1 measurement. The fair value of the Private Warrants was initially and subsequently estimated using a Modified Black-Scholes Model. For the year ended December 31, 2021, the Company recognized a net loss of $8.9 million, resulting from the change in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

`	As of January 22, 2021	As of December 31, 2021
Volatility	15%, 34%	55.6%
Stock price	$9.71	$9.90
Years to expected Business Combination	6.5	0.53
Risk-free rate	0.69%	1.27%
Dividend yield	0.0%	0.0%

The change in the fair value of derivative warrant liabilities, measured with Level 3 inputs, for the year ended December 31, 2021 is summarized as follows:

Level 3 -Derivative Warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	24,957,000
Transfer of Public Warrants out of Level 3 to Level 1	(10,005,000)
Change in fair value of derivative warrant liabilities - Level 3	11,498,750
Derivative Warrant liabilities at December 31, 2021 - Level 3	26,450,750

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this review, other than disclosed in Note 1 with respect to the Proposed Transaction and related agreement, the Company did not identify any other the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements which have not previously been disclosed within the financial statements.